Form 10QSB
period 2000-06-30
BRAZILIAN SERVICES COM INC
filed 2000-08-15
CIK 1109262

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10Q-SB

                   General Form for Registration of Securities
                            of Small Business Issuers

                          Under Section 12(b) or (g) of
                       the Securities Exchange Act of 1934

                       BRAZILIAN-INDIO SERVICES.COM, INC.
                         (Name of Small Business Issuer)


        Oregon                                        93-1281442
  -----------------------------           -------------------------------------
 (State or Other Jurisdiction of          I.R.S. Employer Identification Number
Incorporation  or  Organization)

               7410 S.W. Oleson Rd., Ste. 325, Portland, OR 97223
           (Address of Principal Executive Offices including Zip Code)

                                  503/641-2105
                           (Issuer's Telephone Number)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

[  ]  TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(d) OF THE SECURITIES
     EXCHANGE  ACT  OF  1934

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                    Class                    Outstanding  as  of  June  30, 2000
           $.001  PAR  VALUE  CLASS  A                  5,000,000  SHARES
                 COMMON  STOCK

                                TABLE OF CONTENTS

PART  1
3

ITEM  1.  FINANCIAL  STATEMENTS                                                9

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION     9

ITEM  3.  EVENTS  SUBSEQUENT  TO  THE  SECOND  QUARTER                         9

ITEM  4.  RESULTS  OF  OPERATIONS                                              9

PART  II

ITEM  1.  LEGAL  PROCEEDINGS                                                   9

ITEM  2.  CHANGES  IN  SECURITIES                                              9

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES                                   9

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS          9

ITEM  5.  OTHER  INFORMATION                                                  10

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K                               10


   SIGNATURES                                                                 11

   INDEX  TO  EXHIBITS                                                        11


                         PART  1.  FINANCIAL INFORMATION

Item  1.  Unaudited  Financial  Statement.

       The  accompanying  unaudited financial statements, set forth herein under
Part II as an Exhibit, have been prepared by management in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended June 30, 2000, are not necessarily indicative of the results that can be expected for the year ending June 30, 2000.



                       BRAZILIAN-INDIO SERVICES.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                                  June 30, 2000

                                 C O N T E N T S


Balance  Sheet                                                               F-1

Statements  of  Operations                                                   F-2

Statement  of  Stockholders'  Equity                                         F-3

Statement  of  Cash  Flows                                                   F-4

Notes  to  Unaudited  Financial  Statements                                  F-5



                                           BRAZILIAN-INDIO SERVICES.COM, INC.
                                             (A Development Stage Company)
                                                     Balance Sheet
                                                      (Unaudited)


                                                          ASSETS



CURRENT ASSETS

     Cash held by related party                                          $   109,862.00

     Total Current Assets                                                $   109,862.00


TOTAL ASSETS                                                             $   109,862.00


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Payable to Shareholders                                                 $    109,862.00

Total Current Liabilities                                               $    109,862.00

STOCKHOLDERS' EQUITY

      Preferred stock
      0.001 par value, 5,000,000 shares authorized;
     -0- shares issued and outstanding

     Common stock, $0.001 par value, 50,000,000 shares authorized;
      5,000,000 shares issued and outstanding                           $         5,000

      Deficit accumulated during the development stage                          (4,500)

Total Stockholders' Equity                                                          500

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $   109,862.00
                                                                              =========

            See  accompanying  notes  to  unaudited  financial  statements.