Form 10QSB/A
period 2000-06-30
BRAZILIAN SERVICES COM INC
filed 2000-08-21
CIK 1109262

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10Q-SB/A

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

                    Class                    Outstanding  as  of  June  30, 2000
            -----------------------------    -----------------------------------
            $.001  PAR  VALUE  CLASS  A                  5,000,000  SHARES
                    COMMON  STOCK

                                TABLE OF CONTENTS

PART  1                                                                       3

ITEM  1.  FINANCIAL  STATEMENTS                                               9

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

Statement  of  Stockholders'  Equity                                        F-3

Statement  of  Cash  Flows                                                  F-4

Notes  to  Unaudited  Financial  Statements                                 F-5

                                           BRAZILIAN-INDIO SERVICES.COM, INC.
                                             (A Development Stage Company)
                                                     Balance Sheet
                                                      (Unaudited)


                                                        ASSETS

CURRENT ASSETS

     Cash held by related party                                                      $  109,862.00

     Total Current Assets                                                            $  109,862.00


TOTAL ASSETS                                                                         $  109,862.00
                                                                                     -------------


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Payable to Shareholders                                                              $  109,862.00

Total Current Liabilities                                                            $  109,862.00

STOCKHOLDERS' EQUITY

    Preferred stock
    0.001 par value, 5,000,000 shares authorized;
    -0- shares issued and outstanding

    Common stock, $0.001 par value, 50,000,000 shares authorized;
    5,000,000 shares issued and outstanding                                                  5,000

    Deficit accumulated during the development stage                                       (4,500)

Total Stockholders' Equity                                                                     500

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $                               109,862.00
                                                                                        ===========

            See accompanying notes to unaudited financial statements.



                                      BRAZILIAN-INDIO SERVICES.COM, INC.
                                        (A Development Stage Company)
                                           Statements of Operations
     (Unaudited)


                                  From Inception
                                   For the three        For the Six        on October 5,
                                   Months ended        Months Ended        1999, through
                                   June 30, 2000       June 30, 2000       June 30, 2000
REVENUES                       $       -              $       -           $     -


EXPENSES                               -                      -              4,500.00
  General and administrative
  Total Expenses                       -                      -              4,500.00

(LOSS) FROM OPERATIONS                 -                      -           ($4,500.00)

INCOME TAX EXPENSE                     -                      -                 -

NET(LOSS)                      $       -              $       -           ($4,500.00)
                                --------------------                     ==============

BASIC (LOSS) PER SHARE$        $       -              $       -        $        0.00
                                --------------------   ---------------   ==============


            See accompanying notes to unaudited financial statements.



                                  BRAZILIAN-INDIO SERVICES.COM, INC.
                                    (A Development Stage Company)
                                  Statement of Stockholders' Equity
                                             (Unaudited)


                                                                                 Deficit
                                                                               Accumulated
                                                                               During  the
                                    Preferred  Stock       Common  Stock       Development
                                 Shares        Amount   Shares        Amount      Stage
Balance at inception on
 October 5, 1999                 $  -         $  -     $  -          $  -        $  -

Issuance of common capital stock
 for cash, services and expenses
 paid on behalf of the Company
 at $0.001 per share -
 October 6, 1999                 $  -         $  -     $5,000,000    $5,000      $  -

Net loss from inception on
 October 5, 1999 through
 December 31, 1999               $  -         $  -     $  -          $  -        $(4,500)
                                  -----        -----    -----         -----       -------
Balance, December 31, 1999       $  -         $  -     $5,000,000    $5,000      $(4,500)


Year 2000 Activity               $  -         $  -     $  -          $  -        $  -

Balance, June 30, 2000           $  -         $  -     $5,000,000    $5,000      $4,500
                                                        ==========    ======      ======


               See  accompanying  notes  to  unaudited  financial  statements.



                          BRAZILIAN-INDIO SERVICES.COM,INC.
                            (A Development Stage Company)
                               Statement of Cash Flows
     (Unaudited)


                                                                  From
                                                              Inception on
                                                                October 5,
                                                               1999 Through
                                                              June 30, 2000
CASH FLOWS FROM OPERATING ACTIVITIES:

Net(loss)                                                 $       (4,500)
Adjustments to reconcile net loss to net cash (used) by
  operating activities:
  Common stock issued for services and expenses paid
  on behalf of the Company                                         4,500

  Net Cash Provided (Used) by Operating Activities                     -

CASH FLOWS FROM INVESTING ACTIVITIES                                   -

CASH FLOWS FROM FINANCING ACTIVITIES:

  Common stock issued for cash                                       500

  Net Cash Provided by Financing Activities                          500

NET INCREASE IN CASH                                                 500

CASH AT BEGINNING OF PERIOD                                            -

CASH AT END OF PERIOD                                     $          500
                                                                 ========
CASH PAID FOR:

  Interest expense                                        $            -
  Income taxes                                            $            -


            See accompanying notes to unaudited financial statements.
                                        F-4

                       BRAZILIAN-INDIO SERVICES.COM, INC.
                          (A Development Stage Company)
                   Notes to the Unaudited Financial Statements


                                  June 30, 2000

NOTE  1  -  NATURE  OF  ORGANIZATION

The financial statements presented are those of Brazilian-Indio Services.com, Inc. (a development stage company)(the Company). The Company was organized under the laws of the State of Oregon on October 5, 1999. The Company was organized to seek potential business opportunities or merge with an existing operating company.


NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

     a.  Accounting  Method

     The Financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year end.

     b.  Basic  Loss  Per  Share

     The computation of basic loss per share of common stock is based on the weighted average number of shares outstanding during the period of the financial statements.

     c.  Use  of  Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     d.  Unaudited  Interim  Financial  Statements

     The unaudited interim Financial Statements as of June 30, 2000 and for the six months ended June 30, 2000 and 1999 have been prepared on the same basis as the December 31, 1999 audited financial statements.
In the opinion, of management, such unaudited interim financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results of such periods. The operating results for the six months ended June 30, 2000 are not necessarily indicative of the operating results to be expected for the full fiscal year or for any future period.

NOTE  3  -  GOING  CONCERN

      The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have any significant operations to date, nor does it have an established source of revenues sufficient to allow it to continue as a going concern. It is the intent of the Company to seek a merger with an existing operating company. In the interim, the company's officers, directors and major shareholders have made an oral undertaking to make loans to the Company to meet its obligations.

                       BRAZILIAN-INDIO SERVICES.COM, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                   (unaudited)

                                  June 30, 2000

NOTE  4  -  ISSUANCE  OF  STOCK

     During October 1999, the Company issued 5,000,000 shares of its previously authorized but unissued common stock for cash of $500, services of $4,450 and expenses paid on behalf of the Company of $50 (or, $0.001 per share) to a related party.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The Company has had no operational history and has yet to engage in business of any kind. All risks inherent in new and inexperienced enterprises are inherent in the Company's business. The Company has not made a formal study of the economic potential of any business. At the present, the Company has not identified any assets or business opportunities for acquisition.

     As of June 30, 2000, the Company has no available capital resources, and is contemplating a variety of alternative initiatives. Should management decide not to further pursue any of its options or opportunities, management may abandon its activities and the shares of the Company would become worthless. The Company's officers, directors and major shareholder have made an oral undertaking to make loans to the Company in amounts sufficient to enable it to satisfy its reporting requirements and other obligations incumbent on it as a public company, and to commence, on a limited basis, the process of investigating possible opportunities. The Company's status as a publicly-held corporation may enhance its ability to locate potential business ventures. The loans will be interest free and are intended to be repaid at a future date, if or when the Company shall have received sufficient funds through any business acquisition. The loans are intended to provide for the payment of filing fees, printing and copying fees and other miscellaneous fees.

     Based on current economic and regulatory conditions, Management believes that it is possible, if not probable, for a company like the Company, with assets or and no liabilities, to negotiate a variety of business options, including but not limited to, merger or acquisition with a viable private company. The opportunity arises principally because of the high legal and accounting fees and the length of time associated with the registration process of "going public". However, should any of these conditions change, it is very possible that there would be little or no economic value for anyone contemplating doing business with the Company.

Item  3.  Events  Subsequent  to  the  First  Quarter.

     No events have occurred subsequent to the first quarter ending March 31, 2000.

Item  4.  Results  of  Operations.

     There  were  no  gross  revenues  for the three month period ended June 30,
2000.   Costs of revenues was $0 for the three month period ended June 30, 2000.

Item  5.  Capital  Resources  and  Liquidity.

     During the second quarter of 2000, the Company did not issue any additional shares.

PART  II

ITEM  1.  Legal  Proceedings

None.

ITEM  2.  Changes  in  Securities

None.

ITEM  3.  Defaults  upon  Senior  Securities

None.

ITEM  4.  Submission  of  Matters  to  a  Vote  Security  Holders

None.

ITEM  5.  Other  Information

None.

Item  6.   Exhibits.

     Exhibit  1,  Financial  Data  Schedule

                                   SIGNATURES

     In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant caused this Registration Statement to be signed on its behalf by the undersigned thereunto duly authorized this 18th day of August, 2000.

                       Brazilian-Indio Services.com, Inc.

                             By: /s/ Emiliano Lakota
                          _______________________________
                               President & Director