Form 10-Q
period 2000-09-30
BRAZILIAN SERVICES COM INC
filed 2000-11-13
CIK 1109262

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

                  For the quarterly period ended September 30, 2000

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

Item  1.  Unaudited  Financial  Statement.

       The  accompanying  unaudited financial statements, set forth herein under
Part II as an Exhibit, have been prepared by management in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended September 30, 2000, are not necessarily indicative of the results that can be expected for the year ending June 30, 2000.



                       BRAZILIAN-INDIO SERVICES.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                                September 30, 2000

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



                                      BRAZILIAN-INDIO SERVICES.COM, INC.
                                        (A Development Stage Company)
                                           Statements of Operations
                                                 (Unaudited)


                                                                          From Inception
                                   For the three       For the Six         on October 5,
                                   Months ended        Months Ended        1999, through
                                September 30, 2000  September 30, 2000  September 30, 2000
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



                                  BRAZILIAN-INDIO SERVICES.COM, INC.
                                    (A Development Stage Company)
                                  Statement of Stockholders' Equity
                                             (Unaudited)


                                                                                 Deficit
                                                                               Accumulated
                                                                               During  the
                                    Preferred  Stock       Common  Stock       Development
                                 Shares        Amount   Shares        Amount      Stage
Balance at inception on
 October 5, 1999                 $  -         $  -     $  -          $  -        $  -

Issuance of common capital stock
 for cash, services and expenses
 paid on behalf of the Company
 at $0.001 per share -
 October 6, 1999                 $  -         $  -     $5,000,000    $5,000      $  -

Net loss from inception on
 October 5, 1999 through
 December 31, 1999               $  -         $  -     $  -          $  -        $(4,500)
                                  -----        -----    -----         -----       -------
Balance, December 31, 1999       $  -         $  -     $5,000,000    $5,000      $(4,500)


Year 2000 Activity               $  -         $  -     $  -          $  -        $  -

Balance, September 30, 2000           $  -         $  -     $5,000,000    $5,000      $4,500
                                                        ==========    ======      ======


               See  accompanying  notes  to  unaudited  financial  statements.



                          BRAZILIAN-INDIO SERVICES.COM,INC.
                            (A Development Stage Company)
                               Statement of Cash Flows
                                    (Unaudited)


                                                                  From
                                                              Inception on
                                                                October 5,
                                                               1999 Through
                                                            September 30, 2000
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


                             September 30, 2000

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

     d.  Unaudited  Interim  Financial  Statements

     The unaudited interim Financial Statements as of September 30, 2000 and for the six months ended June 30, 2000 and 1999 have been prepared on the same basis as the December 31, 1999 audited financial statements.
In the opinion, of management, such unaudited interim financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results of such periods. The operating results for the six months ended June 30, 2000 are not necessarily indicative of the operating results to be expected for the full fiscal year or for any future period.

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

                               September 30, 2000

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

     As of September 30, 2000, the Company has no available capital resources, and is contemplating a variety of alternative initiatives. Should management decide not to further pursue any of its options or opportunities, management may abandon its activities and the shares of the Company would become worthless. The Company's officers, directors and major shareholder have made an oral undertaking to make loans to the Company in amounts sufficient to enable it to satisfy its reporting requirements and other obligations incumbent on it as a public company, and to commence, on a limited basis, the process of investigating possible opportunities. The Company's status as a publicly-held corporation may enhance its ability to locate potential business ventures. The loans will be interest free and are intended to be repaid at a future date, if or when the Company shall have received sufficient funds through any business acquisition. The loans are intended to provide for the payment of filing fees, printing and copying fees and other miscellaneous fees.

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

Item  4.  Results  of  Operations.

     There  were  no  gross  revenues  for the three month period ended June 30,
2000.   Costs of revenues was $0 for the three month period ended September 30,
2000.

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