Form 10KSB
period 2000-12-31
BRAZILIAN SERVICES COM INC
filed 2001-04-16
CIK 1109262

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                        BRAZLIAN-INDIO SERVICES.COM, INC.
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

                                  503/641-2105
                           (Issuer's  Telephone  Number)

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE SECURITIES EXCHANGE ACT OF 1934:
                                                         Name  of Each Stock
          Title  of  Each  Class                    Exchange on Which Registered
 --------------------------------------------       ----------------------------
 Common Stock, Par Value  $0.0005  Per  Share              Not  Applicable

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the Registrant (1)has filed all reports required to be filed by Section 13 or 15(d)of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO ___
                                             --

The aggregate market value of the voting stock held by non-affiliates of the Registrant at December 31, 2000, was approximately $0.

The number of shares of Registrant's Common Stock outstanding on December 31, 2000,was 5,000,000.

The Registrant's total revenues for the year ended December 31, 2000, were $0.00

                                TABLE OF CONTENTS

PART  I                                                                     PAGE
                                                                            ----

ITEM  1.     DESCRIPTION  OF  BUSINESS                                       3

ITEM  2.     DESCRIPTION  OF  PROPERTY                                       3

ITEM  3.     LEGAL  PROCEEDINGS                                              3

ITEM  4.     SUBMISSION  OF  MATTERS
     TO  A  VOTE  OF  SECURITY  HOLDERS                                      3

PART  II

ITEM  5.     MARKET  FOR  COMMON  EQUITY  AND  RELATED
     STOCKHOLDER  MATTERS                                                    3

ITEM  6.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS

ITEM  7.     FINANCIAL  STATEMENTS                                           5

ITEM  8.     CHANGES  IN  AND  DISAGREEMENTS  WITH
     ACCOUNTANTS                                                            13

PART  III

ITEM  9.     DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS
     AND  CONTROL  PERSONS                                                  13

ITEM  10.     EXECUTIVE  COMPENSATION

ITEM  11.  SECURITY  OWNERSHIP  OF  BENEFICIAL OWNERS                       13

ITEM  12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                13

ITEM  13.     EXHIBITS AND REPORTS ON FORM 8-K                              14

SIGNATURES                                                                  15

PART  I

Item  1.  Description  of  Business.
------------------------------------

Brazilian-Indio Services.com, Inc. (the "Company"), was formally incorporated on October 5, 1999, under the laws of the State of Oregon to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company has been in the developmental stage since inception and has no operations to date other than issuing shares to its original shareholders.

The Company will attempt to locate and negotiate with a business entity for the combination of that target company with the Company. The combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that the Company will be successful in locating or negotiating with any target company.

The Company has been formed to provide a method for a foreign or domestic private company to become a reporting ("public") company whose securities are qualified for trading in the United States secondary market.

ITEM  2.     DESCRIPTION  OF  PROPERTY

The Company offices at 7410 SW Oleson Rd., #325, Portland, Oregon 97223, free of charge.

ITEM  3.     LEGAL  PROCEEDINGS

There are no known legal actions on-going or pending involving the Company to the best of its knowledge.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

None.


PART  II

ITEM  5.     MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS

The Company does not trade on any stock exchange. The Company has 2 shareholders of record as of December 31, 2000. The Company has never declared or paid any dividends, and although there are no restrictions limiting its ability to do so, it is unlikely to pay any dividends in the foreseeable future.

ITEM  6.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS

The Company's purpose is to seek, investigate and, if such investigation warrants, acquire an interest in a business entity which desires to seek the perceived advantages of a corporation which has a class of securities registered under the Exchange Act. The Company will not restrict its search to any specific business, industry, or geographical location and the Company may participate in a business venture of virtually any kind or nature. Management anticipates that it will be able to participate in only one potential business venture because the Company has nominal assets and limited financial resources. See ITEM 7. "FINANCIAL STATEMENTS." This lack of diversification should be considered a substantial risk to the shareholders of the Company because it will not permit the Company to offset potential losses from one venture against gains from another.

The Company may seek a business opportunity with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes.

The Company anticipates that the selection of a business opportunity in which to participate will be complex and extremely risky. Management believes (but has not conducted any research to confirm) that there are business entities seeking the perceived benefits of a publicly registered corporation. Such perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, increasing the opportunity to use securities for acquisitions, providing liquidity for shareholders and other factors. Business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities difficult and complex.

The Company has, and will continue to have, no capital with which to provide the owners of business entities with any cash or other assets. However, management believes the Company will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a public company without incurring the cost and time required to conduct an initial public offering. Management has not conducted market research and is not aware of statistical data to support the perceived benefits of a business combination for the owners of a target company.

The analysis of new business opportunities will be undertaken by, or under the supervision of, the officer and director of the Company, who is not a professional business analyst. In analyzing prospective business opportunities, management may consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the Company; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services, or trades; name identification; and other relevant factors. This discussion of the proposed criteria is not meant to be restrictive of the Company's virtually unlimited discretion to search for and enter into potential business opportunities.

The Exchange Act requires that any merger or acquisition candidate comply with certain reporting requirements, which include providing audited financial statements to be included in the reporting filings made under the Exchange Act. The Company will not acquire or merge with any company for which audited financial statements cannot be obtained at or within the required period of time after closing of the proposed transaction.

The Company may enter into a business combination with a business entity that desires to establish a public trading market for its shares. A target company may attempt to avoid what it deems to be adverse consequences of undertaking its own public offering by seeking a business combination with the Company. Such consequences may include, but are not limited to, time delays of the registration process, significant expenses to be incurred in such an offering, loss of voting control to public shareholders or the inability to obtain an underwriter or to obtain an underwriter on satisfactory terms.

The Company will not restrict its search for any specific kind of business entities, but may acquire a venture which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its business life. It is impossible to predict at this time the status of any business in which the Company may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer.

Management of the Company, which in all likelihood will not be experienced in matters relating to the business of a target company, will rely upon its own efforts in accomplishing the business purposes of the Company. Following a business combination the Company may benefit from the services of others in regard to accounting, legal services, underwritings and corporate public relations. If requested by a target company, management may recommend one or more underwriters, financial advisors, accountants, public relations firms or other consultants to provide such services.

A potential target company may have an agreement with a consultant or advisor providing that services of the consultant or advisor be continued after any business combination. Additionally, a target company may be presented to the Company only on the condition that the services of a consultant or advisor be continued after a merger or acquisition. Such preexisting agreements of target companies for the continuation of the services of attorneys, accountants, advisors or consultants could be a factor in the selection of a target company.

The  Company  is  seeking  all  reasonable,  viable  options.

ITEM  7.     FINANCIAL  STATEMENTS

The Financial Statements of the Company for the year ended December 31, 2000, together with Independent Auditor's Report thereon, are contained in on pages F-1 through F-7, attached and are incorporated herein by this reference.





                       BRAZILIAN-INDIO SERVICES.COM, INC.
                              FINANCIAL STATEMENTS
                      FOR THE YEAR ENDED DECEMBER 31, 2000,

                          INDEPENDENT AUDITORS' REPORT

                         To  the Board of Directors  of
                      Brazilian-Indio  Services.com,  Inc.
                        (A  Development  Stage  Company)



                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

I have audited the accompanying balance sheet of Century Laboratories, Inc. as of December 31, 2000, and the related statement of operations, cash flows and stockholders' equity for the year then ended. The financial statement is the responsibility of management. My responsibility is to express an opinion on the financial statement based on my audit.

I conducted my audit in accordance with generally accepted audited standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the company has no viable operations or significant assets and is dependent upon its president to provide sufficient working capital to maintain the integrity of the corporate entity. The circumstances create substantial doubt about the Company's ability to continue as a going concern and are discussed in Note 1. The financial statements do not contain any adjustments that might result from the outcome of these uncertainties.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brazilian-Indio Services.com, Inc. as of December 31, 2000, and the results of its operations and cash flows for the years then ended in conformity with generally accepted accounting principles.


John  Nayere,  CPA

March  1,  2000



                       BRAZILIAN-INDIO SERVICES.COM, INC.

                                  Balance Sheet

                                     AUDITED
                                     -------

                                     ASSETS
                                     ------

                                December 31, 2000
                                -----------------


Cash                                                         $   500

Fixed Assets:
-------------
Office Equipment                                             $  0.00
Total Assets                                                 $500.00
                                                             =======

LIABILITIES AND SHAREHOLDER EQUITY
----------------------------------

Liabilities:
------------
Loans Payable                                                $  0.00

  Total Liabilities                                          $  0.00

Shareholders' Equity:
---------------------
Common Stock, $.001 par value
  per share; 50,000,000 shares
  authorized, preferred stock
  $.001 par value per share;
  5,000,000 shares authorized,
  5,00,000 common shares
  issued and outstanding
  12/31/00                                                   $ 5,000

Additional Paid-in Capital                                   $     0

Retained Earnings                                                  0

Total Shareholders' Equity                                   $ 5,000

Total Liabilities and
  Shareholders' Equity                                       $ 5,000
                                                             =======



                       BRAZILIAN-INDIO SERVICES.COM, INC.

                        STATEMENT OF STOCKHOLDERS' EQUITY
                        ---------------------------------




                                                         Additional    Retained
                                                           Paid-In     Earnings
                                                           Capital    (Deficit)
                                                         -----------  ----------

Net Loss                                                      0       (500)

Capital Contributed (12/31/00)                              500          0
                                                           -----      ------

BALANCE
  12/31/00:                                            $    500.00  $ (500.00)
                                                        ===========  =========





                        BRAZILIAN-INDO SERVICES.COM, INC.

                                INCOME STATEMENT
                                ----------------

                                     AUDITED
                                     -------

                                   Year Ended
                                   ----------
                                    12/31/00
                                    --------


Revenue                                                      $0.00

Expenses:
---------

NET:                                                         $0.00




                       BRAZILIAN-INDIO SERVICES.COM, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      ------------------------------------

                                     AUDITED
                                     -------


                               For the Year Ended
                               ------------------
                                December 31, 2000
                                -----------------


Cash Flows from
  Operating Activities                                   $0.00

Capital Contributed                                      $0.00

Total Cash Flows                                         $0.00

Cash at Beginning                                        $0.00

Cash at End of Period                                    $0.00
                                                         =====


     The  accompanying notes are an integral part of these financial statements.


                                        15


                       BRAZILIAN-INDIO SERVICES.COM, INC.
                        Notes to the Financial Statements
                                December 31, 2000


NOTE  1  -  NATURE  OF  ORGANIZATION

The financial statements presented are those of Brazian-Indio Services.com, Inc. (the "Company"). The Company was organized under the laws of the State of Oregon on October 5, 1999. The Company was organized to seek potential business opportunities or merge with an existing operating company.

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

    d.  Cash  and  Cash  Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

    e.  Revenue  Recognition  Policy

The Company will develop its revenue recognition policies when planned principle operations commence.

NOTE  3  -  GOING  CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant operations to date, nor does it have an established source of revenues sufficient to allow it to continue as a going concern. It is the intent of the Company to seek a merger with an existing operating company. In the interim, the president and principal shareholders of the Company have committed to meeting the Company's minimal operating expenses.

NOTE  4  -  RELATED  PARTY  TRANSACTIONS

An officer of the Company paid expenses on behalf of the Company and performed services in the amount of $4,500 to incorporate the Company.

ITEM  8.     CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS

The  Company  has  no  disagreements  with  accountants.

PART  III

ITEM  9.     DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS

The  Company  has  one  Director  and  Officer  as  follows:

       Name            Age  Positions  and  Offices  Held
  -------------------  ---  -----------------------------
   Emiliano  Lakota    49   President,  Secretary,  Director


There are no agreements or understandings for the officer or director to resign at the request of another person and the above-named officer and director is not acting on behalf of nor will act at the direction of any other person. Mr. Lakota has limited business acumen in this arena and may employ consultants or others who have more of an expertise, from time to time

Management is not, nor has it been, an officer, director and/or beneficial shareholder of other publically trading companies.

Mr. Lakota was the president, director and controlling shareholder of Network Marketing Resources, Inc., a Nevada corporation, which owns 5,000,000 shares of the Company's common stock but resigned in January 1, 2000.

ITEM  10.     EXECUTIVE  COMPENSATION

No  compensation  has  been  paid  to any officer or director for the year ended
2000.

ITEM  11.  SECURITY  OWNERSHIP  OF  BENEFICIAL  OWNERS

The following table sets forth each person known by the Company to be the beneficial owner of five percent or more of the Company's Common Stock, all directors individually and all directors and officers of the Company as a group. Except as noted, each person has sole voting and investment power with respect to the shares shown.


Name  and  Address            Amount  of  Beneficial  Percentage
of  Beneficial  Owner             Ownership         of  Class

Netresolutions.com,  Inc.        2,500,000           50%  (1)
711  S  Carson,  Ste.  1
Carson  City,  NV  89701

Emiliano  Lakota  (2)           2,500,000           50%
Box  CY572  Causeway
Harare,  Zimbabwe
Portland,  OR  97223

(1)  Out  of  5,000,000  shares  issued and outstanding as of December 31, 2000.

(2) Mr. Lakota is the controlling shareholder, a director and officer of Netresolutions.com, Inc., a Nevada corporation.

ITEM  12.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

Mr. Lakota is the controlling shareholder, a director and officer of Netresolutions.com, Inc., which owns 2,500,000 shares of the Company's common stock or, 50% of the issued and outstanding shares.

ITEM  13.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

None.

                                   SIGNATURES

     In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant caused this Registration Statement to be signed on its behalf by the undersigned thereunto duly authorized this 16th day of April, 2001.

Brazilian-Indio  Services.com,  Inc.


By:  /s/  Emiliano  Lakota
Director  and  President