Form 10QSB
period 2001-06-30
BRAZILIAN SERVICES COM INC
filed 2001-08-13
CIK 1109262

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

                                         503/641-3964
                                  (Issuer's  Telephone  Number)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  quarterly  period  ended  June  30,  2001

[  ]  TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(d) OF THE SECURITIES
     EXCHANGE  ACT  OF  1934

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

              Class                          Outstanding  as  of  June  30, 2001
------------------------------------         -------------------------------
$.001  PAR  VALUE  CLASS  A  COMMON  STOCK             5,000,000  SHARES

TABLE  OF  CONTENTS

PART  1
Page
----

ITEM  1.  FINANCIAL  STATEMENTS

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION    3

ITEM  3.  EVENTS  SUBSEQUENT  TO  THE  SECOND  QUARTER                        8

ITEM  4.  RESULTS  OF  OPERATIONS                                             8


PART  II

ITEM  1.  LEGAL  PROCEEDINGS                                                  9

ITEM  2.  CHANGES  IN  SECURITIES                                             9

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES                                  9

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS         9

ITEM  5.  OTHER  INFORMATION                                                  9

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K                               9


SIGNATURES                                                                   10

                         PART  1.  FINANCIAL INFORMATION

Item  1.  Unaudited  Financial  Statement.

       The accompanying unaudited financial statements, set forth herein as an Exhibit, have been prepared by management in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended June 30, 2001, are not necessarily indicative of the results that can be expected for the year ending June 30, 2001.





                          BRAZILIAN-INDIO SERVICES.COM, INC.
                            (A Development Stage Company)
                                    BALANCE SHEET
                                     (Unaudited)
                                 As of June 30, 2001

Assets
------
Cash                                                                        $    500
                                                                            --------
Total Assets                                                                $    500
                                                                            ========

Stockholders' Equity
  Preferred stock, $.001 par, 50,000,000 shares
  authorized, no shares issued or outstanding
  Common stock, $.001 par, 50,000,000 shares
  authorized, 5,000,000 shares issued and outstanding                          5,000
  Deficit accumulated during the development stage                            (4,500)
                                                                              -------
Total Stockholders' Equity                                                       500
                                                                              -------
Total Liabilities and Stockholders' Equity                                  $    500
                                                                              =======






                                          BRAZILIAN-INDIO SERVICES.COM, INC.
                                             (A Development Stage Company)
                                                STATEMENTS OF EXPENSES
                                                      (Unaudited)
                              For the 3 Months and 6 Months Ended June 30, 2001 and 2000,
                           And the Period from October 5, 1999 (Inception) to June 30, 2001



                                                                                                      Period from
                                                                                                     Inception to
                                                       3 Months Ended            6 Months Ended         June 30,
                                                     2001          2000         2001        2000          2001
                                                     -----         -----        -----       -----        -----
Operating Expenses
General and
  administrative                                  $     0        $   0         $  0        $  0         $ 4,500
                                                      -----        -----       -----         -----       -------
Net (Loss)                                        $     0        $   0         $  0        $  0         $(4,500)
                                                      =====        =====       =====         =====       =======

Net Loss Per
  Common Share                                    $  (.00)       $  (.00)     $ (.00)      $ (.00)
Weighted average
  shares outstanding                              5,000,000      5,000,000    5,000,000    5,000,000






                                             BRAZILIAN-INDIO SERVICES.COM, INC.
                                               (A Development Stage Company)
                                                  STATEMENTS OF CASH FLOWS
                                                        (Unaudited)
                                       For the 6 Months Ended June 30, 2001 and 2000,
                              and the Period from October 5, 1999 (Inception) to June 30, 2001


                                                                                                               Period from
                                                                                                               Inception to
                                                                                                                 June 30,

                                                                         2001                 2000                  2001
                                                                         ----                 ----                  ----
Cash Flows Used for Operating Activities
  Net (Deficit)                                                          $                   $  -                 $(4,500)
  Adjustments to reconcile net income to
   net cash provided by operating activities
    Shares issued for services

Net Cash Used For Operating Activities                                     -                    -                       0

Cash Flows From Financing Activities
     Proceeds from sales of common stock                                   -                    -                     500

Net Cash Provided By Financing Activities                                  -                    -                     500

Net Increase (Decrease) In Cash                                            -                    -                     500

Cash - Beginning of Period                                                500                   500                   500
                                                                         ----                   ----                  ----
          End of Period                                                 $ 500                $  500               $   500
                                                                         ====                   ====                  ====



                       BRAZILIAN-INDIO SERVICES.COM, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS


NOTE  1  -  BASIS  OF  PRESENTATION

The accompanying unaudited interim financial statements of Brazilian-Indio Services.com, Inc. have been prepared in accordance with generally accepted accounting principles and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's latest Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year, December 31, 2000, as reported in the 10-KSB, have been omitted.

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

      As of June 30, 2001, the Company has no available capital resources, and is contemplating a variety of alternative initiatives. Should management decide not to further pursue any of its options or opportunities, management may abandon its activities and the shares of the Company would become worthless. The Company's officer, director and major shareholder have made an oral undertaking to make loans to the Company in amounts sufficient to enable it to satisfy its reporting requirements and other obligations incumbent on it as a public company, and to commence, on a limited basis, the process of investigating possible opportunities. The Company's status as a publicly-held corporation may enhance its ability to locate potential business ventures. The loans will be interest free and are intended to be repaid at a future date, if or when the Company shall have received sufficient funds through any business acquisition. The loans are intended to provide for the payment of filing fees, printing and copying fees and other miscellaneous fees.

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

     The Company has recently been negotiating with a private revenue-producing company about a possible acquisition whereby the private company would acquire all the outstanding stock of the Company and thereby become the successor issuer. The successor company would then merge with a company trading on the National Quotation Bureau stock exchange, "Pink Sheet".

Item  3.  Events  Subsequent  to  the  Second  Quarter.

     No events have occurred subsequent to the second quarter ending June 30, 2001.

Item  4.  Results  of  Operations.

     There were no gross revenues for the three month period ended June 30, 2001. Costs of revenues was $0 for the three month period ended June 30, 2001.

Item  5.  Capital  Resources  and  Liquidity.

     During the second quarter of 2001, the Company did not issue any additional shares.

PART  II

Item  1.  LEGAL  PROCEEDINGS

None.

Item  2.  CHANGES  IN  SECURITIES

None.

Item  3.  DEFAULTS  UPON  SENIOR  SECURITIES

None.

Item  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

None.

Item  5.  OTHER  INFORMATION

None.

Item  6.  Exhibits.

        Index  to  Exhibits.

                                   SIGNATURES

     In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant caused this Registration Statement to be signed on its behalf by the undersigned thereunto duly authorized this 13 day of August, 2001.

Brazilian-Indio  Services.com,  Inc.


By:  /s/  Emiliano  Lakota
 _______________________________
  President  &  Director