Form 10QSB
period 2001-09-30
BRAZILIAN SERVICES COM INC
filed 2001-11-14
CIK 1109262

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

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

For  the  quarterly  period  ended  September  30,  2001

[  ]  TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(d) OF THE SECURITIES
     EXCHANGE  ACT  OF  1934

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

              Class                    Outstanding  as  of  September  30, 2001
-------------------------------------  ----------------------------------------
$.001 PAR VALUE CLASS A COMMON STOCK            5,000,000  SHARES


TABLE  OF  CONTENTS

PART  1                                                                 Page
                                                                        ----

ITEM  1.  FINANCIAL  STATEMENTS                                          3

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND
           ANALYSIS  OR  PLAN  OF  OPERATION                             8

ITEM  3.  EVENTS  SUBSEQUENT  TO  THE  SECOND  QUARTER                   9

ITEM  4.  RESULTS  OF  OPERATIONS                                        9


PART  II

ITEM  1.  LEGAL  PROCEEDINGS                                            10

ITEM  2.  CHANGES  IN  SECURITIES                                       10

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES                            10

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS   10

ITEM  5.  OTHER  INFORMATION                                            10

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K                         10


          SIGNATURES                                                    11


PART  1.  FINANCIAL  INFORMATION

Item  1.  Unaudited  Financial  Statement.

     Unless otherwise indicated, the term "Company" refers to BRAZILIAN-INDIO SERVICES.COM INC. The accompanying consolidated unaudited condensed financial statements have been prepared by management in accordance with the instructions in Form 10-QSB and, therefore, so not include all information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with Company's Annual Report to Shareholders on Form 10-KSB for the fiscal year ended December 31, 2000. These statements do include all the normal recurring adjustments which the Company believes is necessary and affords a fair presentation. The interim results are not necessarily indicative of the results for the full year ending December 31, 2001. Accordingly, consolidated audited interim financial statements, including a balance sheet for the Company as of the fiscal quarter ended September 30, 2001, and, statements of operations and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding fiscal year are attached hereto as Pages F-1 through F-_ and are incorporated herein by this reference.




                                            BRAZILIAN-INDIO SERVICES.COM, INC.
                                               (A Development Stage Company)
                                                       BALANCE SHEET
                                                        (Unaudited)
                                                 As of September 30, 2001


Assets
  Cash                                                                                             $   500
                                                                                                   -------
  Total Assets                                                                                     $   500
                                                                                                   =======


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
                                                                                                   =======






                                                BRAZILIAN-INDIO SERVICES.COM, INC.
                                                   (A Development Stage Company)
                                                      STATEMENTS OF EXPENSES
                                                            (Unaudited)
                                   For the Three Months and Nine Months Ended September 30, 2001
                                           and 2000 and the period from October 5, 1999
                                              (Inception) Through September 30, 2001



                                                                                              Period from
                                            3 Months Ended             9 Months Ended         Inception to
                                             September 30,              September 30,           Sept. 30,
                                        2001            2000          2001         2000            2001
                                        -----           ----          -----        -----           ----
Operating Expenses
  General and
  administrative                     $    0           $   0         $   0        $   0         $   4,500
                                        -----          -----          -----         -----         -------
Net Loss                             $    0           $   0         $   0        $   0         $ (4,500)
                                        =====          =====          =====         =====         =======

Net Loss Per
  Common Share                       $  (.00)         $  (.00)      $  (.00)     $  (.00)
Weighted average
  shares outstanding                 5,000,000        5,000,000     5,000,000    5,000,000







                       BRAZILIAN-INDIO SERVICES.COM, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
              For the Nine Months Ended September 30, 2001 and 2000
                       and the Period from October 5, 1999
                      (Inception) Through September 30, 2001




                                                                      Period from
                                                9 Months Ended        Inception to
                                                 September 30,         Sept. 30,
                                                2001       2000           2001
                                                ----       ----           ----
Cash Flows Used for Operating Activities
Net (Deficit)                                                       $ (4,500)
Adjustments to reconcile net income to
  net cash provided by operating activities
Shares issued for services                                             4,500
-------
Net Cash Used For Operating Activities                                     0
 -------
Cash Flows From Financing Activities
Proceeds from sales of common stock                                      500
 -------
Net Cash Provided By Financing Activities                                500
 -------
Net Increase <Decrease> In Cash                                          500

Cash - Beginning of Period                      500            500         0
                                               ----           ----       ----
- End of Period                               $ 500        $   500  $    500
                                                ====          ====     =======





                       BRAZILIAN-INDIO SERVICES.COM, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS


NOTE  1  -  BASIS  OF  PRESENTATION

The accompanying unaudited interim financial statements of Brazilian-Indio Services.com, Inc. have been prepared in accordance with generally accepted accounting principles and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's latest Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year, 2000, as reported in the 10-KSB, have been omitted.


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

     As of September 30, 2001, the Company has no available capital resources, and is contemplating a variety of alternative initiatives. Should management decide not to further pursue any of its options or opportunities, management may abandon its activities and the shares of the Company would become worthless. The Company's officer, director and major shareholder have made an oral undertaking to make loans to the Company in amounts sufficient to enable it to satisfy its reporting requirements and other obligations incumbent on it as a public company, and to commence, on a limited basis, the process of investigating possible opportunities. The Company's status as a publicly-held corporation may enhance its ability to locate potential business ventures. The loans will be interest free and are intended to be repaid at a future date, if or when the Company shall have received sufficient funds through any business acquisition. The loans are intended to provide for the payment of filing fees, printing and copying fees and other miscellaneous fees.

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

     On August 24, 2001, Brazilian-Indio Services, Inc. (the Company), entered into an Agreement and Plan of Reorganization ("Agreement") with Technol Fuel Conditioners, Inc. ("Technol"), a Subchapter S corporation based in New Jersey, and the Company's majority shareholders: Emiliano Lakota, individually,("EL"),and Netresolutions.com, Inc., a Nevada corporation ("NRC"), hereinafter referred to collectively as the "Sellers".

     The Company presently is authorized to issue 50,000,000 shares of common stock
(the "Company Shares"), par value $0.001 per share, of which 5,000,000 shares are presently issued and outstanding. As set forth in the Agreement, which is attached hereto as Exhibit 10.1, Technol will purchase 2,500,000 of the Company's common stock shares from EL, which represents 50% of the issued and outstanding shares of the Company. The purchase price for said 2,500,000 shares is Fifty-Five Thousand Dollars ($55,000).

     In connection with a corporate succession transaction by means which may include, but not be limited to merger, consolidation, exchange of securities, acquisition of assets, or otherwise, NRC agrees to tender 2,500,000 of the Company's common stock shares, which represents 50% of the issued and outstanding common stock shares of the Company to Technol. In consideration for this action, Technol agrees to issue to NRC Two Hundred Thousand (200,000) of Technol's restricted common stock. The Company shares will be issued under the securities transaction exemption afforded by Section 4(2) of the Securities Act of 1933, as amended.
     Before the Plan of Reorganization will be effectuated, Technol has committed to raising the sum of US$250,000 on or before December 31, 2001.

DESCRIPTION  OF  TECHNOL  FUEL  CONDITIONERS,  INC.

     Technol Fuel Conditioners, Inc., a New Jersey Corporation, was established in 1965 to manufacture, package, market and distribute unique and technologically superior lubricants, fuel improvers, surfactants and detergents to aid in the fight against environmental pollution. Today, the company combines established product lines to achieve this goal and is equipped to present advanced lubrication, superior fuel stabilizers and detergents for today's automotive aftermarket, gas and diesel engines, equipment and heavy industrial machinery.

     As a 36-year-old manufacturer of environmentally-sound treatments and conditioners, Technol Fuel Conditioners, Inc.'s products are specifically designed to reduce emissions, and lower maintenance and fuel costs. The company has focused its efforts on improving fuel quality, and thereby, the performance, handling, and economics of fuel products, and to aid in regulatory compliance with the requirements of the Environmental Protection Agency (EPA), the Occupational Safety & Hazards Administration (OSHA) and the Bureau of Mines.

     Technol Fuel Conditioners, Inc., offers a complete line of automotive, diesel, industrial and specialty fuel conditioners. Conditioners enhance characteristics already present in fuel, oils and other automotive, vehicular and equipment fluids to help them be more effective in meeting specific conditioning needs.

     The company's product line is based on the revolutionary lubrication technology of its Metal Guard Plus, the "All-needs-in-one-bottle" technology behind its premier home heating fuel product, STR-2+J, and the highly-concentrated enhancing technology of its fuel improvers. While these products are proving superior to competitor likenesses, the company strives to continually improve the formulations of its product line to help consumers meet stringent regulatory requirement, counter the damaging expensive effects of poor-performing fuel refined from poor-quality crude oil, and be a leader among companies and organizations working towards cleaner air.

     The company's most recent efforts have been concentrated on the foreseeable problems identified by the oil industry with the federally-mandated Clean Air Act of 1990 and the effects associated with today's new low sulfur fuels.
Additionally, the company's line of Diesel Fuel Conditioners are effective in reducing diesel trucks and buses sulfur emissions, which will be mandated by the EPA Diesel-Sulfur Rule to be phased in starting in 2005. As new technology is developed, Technol Fuel Conditioners, Inc. will continue in its quest to upgrade and improve product formulations to help fuel consumers comply with changing regulations, retard environmental damage, and assist in world-wide efforts for cleaner air.

Item  3.  Events  Subsequent  to  the  Third  Quarter.

     No material events have occurred subsequent to the second quarter ending September 30, 2001.

Item  4.  Results  of  Operations.

     There were no gross revenues for the three month period ended September 30, 2001. Costs of revenues was $0 for the three month period ended September 30, 2001.

Item  5.  Capital  Resources  and  Liquidity.

     During the second quarter of 2001, the Company did not issue any additional shares.

PART  II

Item  1.  LEGAL  PROCEEDINGS

None.

Item  2.  CHANGES  IN  SECURITIES

None.

Item  3.  DEFAULTS  UPON  SENIOR  SECURITIES

None.

Item  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

None.

Item  5.  OTHER  INFORMATION

None.

Item  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

          Form  8-K
          ---------

          On September 7, 2001, the Registrant filed a Form 8-K regarding a conditional Plan of Reorganization with Technol Fuel Conditioners, Inc., a New Jersey subchapter S corporation.

          Exhibit  No.              Description  of  Exhibit
          ------------              ------------------------

          Ex.-10.1 Plan of Reorganization between Registrant and Technol Fuel Conditioners, Inc.

          Ex.-15                    Representation  Letter from Malone & Bailey,
                                    PLLC,  auditors

                                   SIGNATURES

     In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant caused this Registration Statement to be signed on its behalf by the undersigned thereunto duly authorized this 13th day of November, 2001.

Brazilian-Indio  Services.com,  Inc.


By:  /s/  Emiliano  Lakota
_______________________________
  President  &  Director