Form 10KSB
period 2001-12-31
TECHNOL FUEL CONDITIONERS INC
filed 2003-10-06
CIK 1109262

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001


                       BRAZILIAN-INDIO SERVICES.COM, INC.
                       ----------------------------------
                         (Name of Small Business Issuer)


           Oregon                                              22-3084979
 ---------------------------------                       ----------------------
 (State  or Other Jurisdiction of                           (I.R.S. Employer
  Incorporation  or  Organization)                       Identification Number)

                                One Main St. #405
                               Eatontown, NJ 07724
           -----------------------------------------------------------
           (Address of Principal Executive Offices including Zip Code)

                                  800/645-4033
                           ---------------------------
                           (Issuer's Telephone Number)

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE SECURITIES EXCHANGE ACT OF 1934:

                                                        Name  of Each Stock
 Title  of  Each  Class                           Exchange on Which Registered
 -----------------------                          ----------------------------
 Common Stock, Par Value                                 Not  Applicable
  $0.001  Per  Share

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d)of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES [ ]   NO [X]

The number of shares of Registrant's Common Stock outstanding on December 31, 2001 was 5,000,000.

The Registrant's total revenues for the year ended December 31, 2001, were $0.00

                                TABLE OF CONTENTS

PART  I                                                                   PAGE
-------                                                                   ----

ITEM  1.     DESCRIPTION  OF  BUSINESS...................................... 3

ITEM  2.     DESCRIPTION  OF  PROPERTY...................................... 3

ITEM  3.     LEGAL  PROCEEDINGS............................................. 3

ITEM  4.     SUBMISSION  OF  MATTERS
             TO  A  VOTE  OF  SECURITY  HOLDERS............................. 3

PART  II
--------

ITEM  5.     MARKET  FOR  COMMON  EQUITY  AND  RELATED
             STOCKHOLDER  MATTERS........................................... 4

ITEM  6.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS........................ 4

ITEM  7.     FINANCIAL  STATEMENTS.......................................... 7

ITEM  8.     CHANGES  IN  AND  DISAGREEMENTS
             WITH ACCOUNTANTS............................................... 7

PART  III
---------

ITEM  9.     DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS
             AND  CONTROL  PERSONS.......................................... 7

ITEM  10.    EXECUTIVE  COMPENSATION........................................ 7

ITEM  11.    SECURITY  OWNERSHIP  OF  BENEFICIAL OWNERS..................... 8

ITEM  12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................. 8

ITEM  13.    EXHIBITS AND REPORTS ON FORM 8-K............................... 8

SIGNATURES.................................................................. 9

PART  I

Item  1.  Description  of  Business.
------------------------------------

Brazilian-Indio Services.com, Inc. (the "Company" or "BIS"), was formally incorporated on October 5, 1999, under the laws of the State of Oregon to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company has been in the developmental stage since inception and has no operations to date other than issuing shares to its original shareholders.

The Company has attempted to locate and negotiate with a business entities for the combination of that target company with the Company. The combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that the Company will be successful in locating or negotiating with any target company.

The Company had been formed to provide a method for a foreign or domestic private company to become a reporting ("public") company whose securities are qualified for trading in the United States secondary market.

ITEM  2.     DESCRIPTION  OF  PROPERTY

The Company offices at One Main Street, #405, Eatontown, NJ 07724.

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

ITEM  6.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS

The Company's purpose was to seek, investigate and, if such investigation warrants, acquire an interest in a business entity which desires to seek the perceived advantages of a corporation which has a class of securities registered under the Exchange Act. The Company did not restrict its search to any specific business, industry, or geographical location and the Company may participate in a business venture of virtually any kind or nature. Management anticipates that it will be able to participate in only one potential business venture because the Company has nominal assets and limited financial resources. See ITEM 7. "FINANCIAL STATEMENTS."

On August 24, 2001, Technol Fuel Conditioners, Inc. ("TECHNOL"), entered into a conditional Agreement and Plan of Reorganization ("Agreement") with Brazilian-Indio Services.com, Inc. (the "Company" or "BIS"), an Oregon corporation, and BIS's majority shareholders: Emiliano Lakota, individually, ("EL"), and Netresolutions.com, Inc., a private Nevada corporation ("NRC"). As set forth in the Agreement and Plan of Reorganization, which is attached hereto as Exhibit "10.1", TECHNOL purchased 2,500,000 of BIS's common stock shares from EL, which represents 50% of the issued and outstanding shares of BIS. The purchase price for said 2,500,000 shares is Fifty-Five Thousand Dollars ($55,000). In connection with a corporate succession transaction by means which may include, but not be limited to merger, consolidation, exchange of securities, acquisition of assets, or otherwise, NRC agreed to tender 2,500,000 of BIS's common stock shares, which represents 50% of the issued and outstanding common stock shares of BIS to TECHNOL. In consideration for this action, TECHNOL agreed to issue to NRC Two Hundred Thousand (200,000) of TECHNOL's restricted common stock. The newly issued 200,000 shares to NRC will be issued under the securities transaction exemption afforded by Section 4(2) of the Securities Act of 1933, as amended.

The Agreement and Plan of Reorganization between TECHNOL and BIS and BIS's majority shareholders was conditional upon TECHNOL paying the aforementioned
$55,000. TECHNOL represented that they would be raising the $55,000 via a Regulation D, Rule 506 offering to raise up to $500,000 at $.50 per share in conjunction with a merger with USR Holdings Corp. ("USRH"), a Colorado corporation trading on the National Quotation Bureau Pink Sheet exchange under the symbol "USRH". On October 11, 2001, TECHNOL entered into a Plan of Reorganization Agreement ("Reorg.") with USRH. Prior to Reorg., USRH had 563,388,309 shares of common stock issued and outstanding. As a condition of the Reorg., USRH agreed to enact a 1:400 reverse split, which was effectuated on December 19, 2001, resulting in 1,408,470 post-split shares of its common stock issued and outstanding. Upon and subject to the terms and conditions of the

Reorg., USRH acquired from TECHNOL's shareholders, all of the issued and outstanding shares of TECHNOL's common stock in exchange for 18,260,000 shares of USRH newly issued stock, resulting in 19,668,470 post-merger shares issued and outstanding. By virtue of the transaction, USRH acquired TECHNOL as a going concern, including all of the properties and assets of TECHNOL of every kind, nature, and description, tangible and intangible, wherever situated, including, without limiting the generality of the foregoing, its business as a going concern, its goodwill, and the corporate name (subject to changes referred to or permitted herein or occurring in the ordinary course of business prior to the time of closing provided herein). Upon, and immediately subsequent to, the aforementioned acquisition, USRH merged into its wholly-owned subsidiary (TECHNOL) under Section 7-7106 of the Colorado Corporations Code. It's name was formally changed to Technol Fuel Conditioners, Inc. and it is presently trading under the new symbol, "THFC". Issuance and delivery of stock. In consideration of and in exchange for the foregoing transfer, assignment, and conveyance, and subject to compliance by USRH and TECHNOL with their warranties and undertakings contained herein, USRH issued and delivered to TECHNOL one or more stock certificates registered in the name of the undersigned shareholders of TECHNOL, on a pro-rata basis totaling 11,260,000 in exchange for 1,185,600 shares of
TECHNOL Common stock constituting 100% of the issued and outstanding shares of TECHNOL. In addition out of the 18,260,00 shares the following shares were issued: 4,941,530 were issued to the Technol Funding Group, 200,000 shares to Netresolutions.com, Inc., a Nevada corporation, as part of the Brazilian-Indio merger and, 1,950,000 shares to Technol Funding Group, which have been placed into escrow for the Technol Funding Group upon completion of a funding agreement, which constituted all of the TECHNOL shares or rights to shares on a fully diluted basis including warrants, options or stock purchase rights including claims regarding any other shares of TECHNOL. All of the shares exchanged were, upon such issuance and delivery, fully paid and non-assessable. TECHNOL agreed to pay off a $30,000 pre- existing debt of US Receivables Management Corp., a subsidiary of USRH, as well as, to purchase 85,000 USRH common stock post-split shares from Greco Family Limited Partnership for a sum of $70,000. (Subsequent to the Reorg., the Greco Family Limited Partnership has agreed to sell its 85,000 post-reverse split shares for $55,000 instead of $70,000, and TECHNOL and USRH have agreed to incorporate this modification into the Reorg.) On October 22, 2001, TECHNOL effectuated the Regulation D, Rule 506 Offering ("Offering"), upon which the first phase was terminated on January 19, 2002 and TECHNOL raised $197,000. (As set forth in the offering memorandum, the second phase of the Offering is presently on-going and is scheduled to terminate on February 28, 2002, unless the officers and directors agree to extend the Offering termination date.) Pursuant to the Use of Proceeds section in the Offering, the funds were used, among other things, to pay the requisite amounts due BIS and USRH in order to complete those transactions. Having met the conditions requisite to consummate its transactions with BIS and USRG, simultaneous mergers took place on January 31, 2002 between TECHNOL, BIS and USRH whereby, on January 31, 2002, pursuant to Rule 12g-3(a) of the General Rules and Regulations of the Securities and Exchange Commission, TECHNOL became the successor issuer to BIS for reporting purposes under the Securities Exchange Act of 1934 and BIS and USRH became a wholly-owned subsidiaries of TECHNOL. USRH is an on-going business. The parties contemplate that USRH will be spun off as a separate entity in the near future for appropriate consideration.

DESCRIPTION OF THE BUSINESS: Technol Fuel Conditioners, Inc., a New Jersey Corporation, was established in 1965 to manufacture, package, market and distribute unique and technologically superior lubricants, fuel improvers, surfactants and detergents to aid in the fight against environmental pollution. Today, Technol combines established product lines to achieve this goal and is equipped to present advanced lubrication, superior fuel stabilizers and detergents for today's automotive aftermarket, gas and diesel engines, equipment and heavy industrial machinery. On March 6, 2000, at a meeting of the Directors, key employees and shareholders, it was unanimously agreed to alter the company's name. The name "Technol" was trademarked with the United State Office of Patents and Trademarks in 1991 and has been owned by Technol every since. The name "OTC," representing "Oil Technology Corporation," used by the previous ownership was abbreviated and been adopted by Technol under the new ownership. It was agreed at the aforementioned meeting that the company name should indicate its product or service. As such, the company officially changed its name to "Technol Fuel Conditioners, Inc." which became effective on June 15, 2000. As the owner and manufacturer of environmentally-friendly fuel treatments and conditioners, Technol Fuel Conditioners, Inc.'s products are specifically designed to reduce emissions, and lower maintenance and fuel costs. Technol has been focused on improving fuel quality, and thereby, the performance, handling, and economics of fuel products, and to aid in regulatory compliance with the requirements of the Environmental Protection Agency (EPA), the Occupational Safety & Hazards Administration (OSHA) and the Bureau of Mines.

Results of Operations:
----------------------

The Company had no revenues as a result from business operations during the year ended 2001. It incurred operating expenses, general and administrative expenses in the amount of $500 for the year ended 2001, as opposed to $0 for the year ended 2000. The Company's "Total Liabilities and Stockholder's Equity" for year ending 2001 was $0 of which, as set forth on Page F-2 of the attached Financials. During 2001, the Company issued no shares of Common Stock.

Subsequent Events:
------------------

On January 2, 2002, Technol Fuel Conditioners, Inc. ("Technol"), a private New Jersey corporation, agreed to recapitalize with both the Company and USR Holdings Co. ("USRH"), a company that was trading on the Pink Sheet Exchange. At this date, Technol became a wholly-owned subsidiary of the Company and USRH was spun off to USRH's former majority shareholder. To accommodate this recapitalization, (a) 319,137 shares were redistributed from certain Technol shareholders to three new shareholders and accounted for as shares issued for services rendered in 2001 and valued at their estimated fair value of $.50 per share, (b) Technol's existing shareholders holding 1,185,600 shares were issued 11,260,000 shares in the Company and accounted for as a stock split, (c) former USRH shareholders were issued 1,408,470 shares in the Company, (d) existing Company shareholders were reduced via a reverse stock split to 200,000 shares,
(e) Technol Funding Group, an entity formed to accomplish this recapitalization, was issued 6,553,530 shares for services in connection with the recapitalization and (f) 253,000 shares was issued under a private placement memorandum for $126,500 in cash contributed to Technol in 2001. Immediately after the merger the Company's name was changed to Technol Fuel Conditioners, Inc. Mel Hooper is the President, CEO, CFO and a director.

ITEM  7.     FINANCIAL  STATEMENTS

The Financial Statements of Brazilian-Indio Services.com, Inc. (excluding any of the accounts of Technol or USRH) for the year ended December 31, 2001, together with Independent Auditor's Report thereon, are contained in on pages F-1 through F-7, attached and are incorporated herein by this reference.

ITEM  8.     CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS

The Company has retained Malone & Bailey PLLC, 5444 Westheimer Rd., Houston, TX 77056, as their auditors.

PART  III

ITEM  9.     DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL
PERSONS

As of December 31, 2001, the Company has one Director and Officer as follows:

       Name                Age      Positions  and  Offices  Held
  -------------------      ---      -----------------------------
   Emiliano  Lakota        51       President,  Secretary,  Director

The present President, CEO and CFO is Melvin E. ("Mel") Hooper, age 53. Mel has been President & CEO of Technol Fuel Conditioners, Inc., f/k/a OTC, Inc. for the past five years. He brings 30 years of business management experience to the Company and has established the organizational and operational protocols the Company follows. Mr. Hooper graduated Wagner College in 1972 and was immediately employed at Amerada Hess Corporation, serving in their Exploration & Production Division for 10 years, then in their Refining & Marketing Division for the next 10 years.

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


ITEM  10.     EXECUTIVE  COMPENSATION

No  compensation  has been paid to any  officer or  director  for the year ended
2001.

ITEM  11.  SECURITY  OWNERSHIP  OF  BENEFICIAL  OWNERS

The following table sets forth each person known by the Company to be the beneficial owner of five percent or more of the Company's Common Stock as of December 31, 2001, all directors individually and all directors and officers of the Company as a group. Except as noted, each person has sole voting and investment power with respect to the shares shown.

Name  and  Address                     Amount                    Percentage
of Beneficial Owner           of Beneficial Ownership             of Class
-------------------           -----------------------            ----------

Netresolutions.com,  Inc.            2,500,000                    50%  (1)
711  S  Carson,  Ste.  1
Carson  City,  NV  89701

Emiliano  Lakota  (2)                2,500,000                    50%
Box  CY572  Causeway
Harare,  Zimbabwe


(1) Out of 5,000,000 shares issued and outstanding as of December 31, 2001.

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

ITEM  13.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

Exhibit No. 10                "Material  Contracts"  -  Agreement  and  Plan  of
                              Reorganization  between the Company,  Technol Fuel
                              Conditioners,  Inc. and USRH Holdings dated August
                              24, 2001.

Exhibit 31.1                  Section 302 Certification

Exhibit 32.1 CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER PURSUANT TO 18 U.S.C. SECTION 1350

Exhibit 99 Form 8-K: The Company filed an 8-K on February 12, 2002 confirming a change of control.

                                   SIGNATURES
                                   ----------

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant caused this Form 10-KSB to be signed on its behalf by the undersigned thereunto duly authorized this 30th day of September, 2003.

Technol Fuel Conditioners, Inc.


By:  /s/ Mel Hooper
----------------------------------
Mel Hooper, Director and President

                           INDEPENDENT AUDITORS REPORT


To the Board of Directors and Stockholders
   Brazilian-Indio Services.com, INC.
   (A Development Stage Company)
   Portland, Oregon

We have audited the accompanying balance sheet of Brazilian-Indio Services.com, Inc. (A Development Stage Company), as of December 31, 2001, and the related statements of expenses, stockholders' equity, and cash flows for each of the two years ended December 31, 2001 and for the period from October 5, 1999 (Inception) through December 31, 2001. These financial statements are the responsibility of Brazilian's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brazilian-Indio Services.com, Inc. as of December 31, 2001, and the results of its operations and its cash flows for each of the two years ended December 31, 2001 and for the period from October 5, 1999 (Inception) through December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Brazilian- Indio Servcies.com, Inc. will continue as a going concern. As discussed in Note 2 to the financial statements, Brazilian-Indio Servcies.com, Inc. has suffered recurring losses from operations which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ MALONE & BAILEY, PLLC
----------------------------
Houston, Texas
www.malone-bailey.com

July 26, 2003

                       BRAZILIAN-INDIO SERVICES.COM, INC.
                          (A Development Stage Company)
                                  BALANCE SHEET
                             As of December 31, 2001






Assets                                                                 $     0
                                                                       =======
Stockholders' Equity
  Preferred stock, $.001 par, 50,000,000 shares
         authorized, no shares issued or outstanding
  Common stock, $.001 par, 50,000,000 shares
         authorized, 5,000,000 shares issued and outstanding           $ 5,000
  Deficit accumulated during the development stage                      (5,000)
                                                                       -------
         Total Stockholders' Equity                                          0
                                                                       -------
Total Liabilities and Stockholders' Equity                             $     0
                                                                       =======







                     See summary of accounting policies and
                       accompanying notes to the financial

                       BRAZILIAN-INDIO SERVICES.COM, INC.
                          (A Development Stage Company)
                             STATEMENTS OF EXPENSES
                     Years Ended December 31, 2001 and 2000
                       and the period from October 5, 1999
                      (Inception) Through December 31, 2001


                                            Year Ended            Inception
                                            December 31,           through
                                        2001           2000         2001
                                    -----------    -----------    -----------
Operating Expenses
   General and
     administrative                 $       500    $         0    $     5,000
                                    -----------    -----------    -----------
Net loss                            $      (500)   $         0    $    (5,000)
                                    ===========    ===========    ===========

Net loss per
  common share                      $      (.00)   $      (.00)
Weighted average
  shares outstanding                  5,000,000      5,000,000





                     See summary of accounting policies and
                       accompanying notes to the financial


                       BRAZILIAN-INDIO SERVICES.COM, INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                   For period from October 5, 1999 (Inception)
                            Through December 31, 2001


                                                                           Deficit
                                                                         Accumulated
                                                                          During the
                                         Common Stock                    Development
                                  Shares               Amount               Stage                Total
                               -----------          -----------          -----------          -----------
Shares sold for cash               500,000          $       500                 --            $       500
Shares issued for
     services                    4,500,000                4,500                 --                  4,500

Net loss                       $    (4,500)              (4,500)
                               -----------          -----------          -----------          -----------
Balances,
     December 31, 1999           5,000,000                5,000               (4,500)                 500

Net loss                              --                   --                      0                    0
Balances,
     December 31, 2000           5,000,000                5,000               (4,500)                 500

Net loss                              --                   --                   (500)                (500)
                               -----------          -----------          -----------          -----------
Balances,
     December 31, 2001           5,000,000          $     5,000          $    (5,000)         $         0
                               ===========          ===========          ===========          ===========







                     See summary of accounting policies and
                       accompanying notes to the financial


                       BRAZILIAN-INDIO SERVICES.COM, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                 For the Years Ended December 31, 2001 and 2000
                       and the Period from October 5, 1999
                      (Inception) Through December 31, 2001




                                                             Year Ended              Inception
                                                            December 31,              Through
                                                      2001              2000           2001
                                                     -------          -------         -------
Cash Flows Used for Operating Activities
     Net loss                                        $  (500)            --           $(5,000)
     Adjustments to reconcile net loss to
       net cash used in operating activities
         Shares issued for services                     --               --             4,500
                                                     -------          -------         -------
Net Cash Used In Operating Activities                   (500)            --              (500)
                                                     -------          -------         -------

Cash Flows From Financing Activities
     Proceeds from sales of common stock                --               --               500
                                                     -------          -------         -------
Net Change In Cash                                      (500)            --                 0

Cash - Beginning of Period                               500          $   500               0
                                                     -------          -------         -------
       - End of Period                               $     0          $   500         $     0
                                                     =======          =======         =======


                     See summary of accounting policies and
                       accompanying notes to the financial

                       BRAZILIAN-INDIO SERVICES.COM, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business. Brazilian-Indio Services.com, Inc. ("Brazilian") (A Development Stage Company) was incorporated in Oregon on October 5, 1999. Brazilian was organized to seek potential business opportunities or merge with an exisiting operating company.

Effective January 2, 2002, Technol agreed to recapitalize with both Brazilian-Indio Services.com, Inc. (BIS) (an Oregon corporation) and USR Holdings Co. (USRH). At this date, Technol became a wholly-owned subsidiary of BIS and USRH was spun off to USRH's former majority shareholder. To accommodate this recapitalization, (a) 319,137 shares were redistributed from certain Technol shareholders to three new shareholders and accounted for as shares issued for services rendered in 2001 and valued at their estimated fair value of $.50 per share, (b) Technol's existing shareholders holding 1,185,600 shares were issued 11,260,000 shares in BIS and accounted for as a stock split, (c) former USRH shareholders were issued 1,408,470 shares in BIS, (d) existing BIS shareholders were reduced via a reverse stock split to 200,000 shares, (e) Technol Funding Group, an entity formed to accomplish this recapitalization, was issued 6,553,530 shares for services in connection with the recapitalization and
(f) 253,000 shares was issued under a private placement memorandum for $126,500 in cash contributed to Technol in 2001. Immediately after the merger BIS's name was changed to Technol Fuel Conditioners, Inc. Because original BIS shareholders retained only a tiny fraction of the combined entity, the purchase was accounted for as a reverse merger.

Use of Estimates. In preparing financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenue and expenses in the income statement. Actual results could differ from those estimates.

Revenue recognition. Brazilian has no policy because it has no revenues.

Income taxes. Brazilian recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. Brazilian provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

Loss per share is reported under Statement No. 128 of the Financial Accounting Standards Board ("FAS 128"), which requires the calculation of basic and diluted earnings per share. There were no common stock equivalents to calculate diluted earnings per share.


NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that Brazilian will continue as a going concern. Brazilian incurred a net loss of $500 in 2001 and has no assets as of December 31, 2001. Accordingly, these conditions create an uncertainty as to Brazilian's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if Brazilian is unable to continue as a going concern.

                       BRAZILIAN-INDIO SERVICES.COM, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 3 - COMMON STOCK

In the period ended December 31, 1999, 500,000 shares of common stock were issued for $500.

In the period ended December 31, 1999, 4,500,000 shares of common stock were issued for services valued at $4,500.


NOTE 4 - INCOME TAXES

Deferred tax assets                                 $   100
Less: valuation allowance                              (100)
                                                    -------
Net deferred taxes                                  $     0
                                                    =======

Brazilian has a net operating loss carryforward of $500 as of December 31, 2001. The net operating loss is limited due to the more than 50 percent ownership change that took place on January 1, 2002. See note 1 for details.