Form 10KSB
period 2002-12-31
TECHNOL FUEL CONDITIONERS INC
filed 2003-10-06
CIK 1109262

U.S. SECURITIES AND
                               EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002


                         TECHNOL FUEL CONDITIONERS, INC.
                         -------------------------------
                         (Name of Small Business Issuer)

             (Formerly known as Brazilian-Indio Services.com, Inc.)


           Oregon                                            22-3084979
--------------------------------                       ----------------------
(State  or Other Jurisdiction                             (I.R.S. Employer
of Incorporation or Organization)                      Identification Number)


                                One Main St. #405
                               Eatontown, NJ 07724

           (Address of Principal Executive Offices including Zip Code)

                                  800/645-4033
                           (Issuer's Telephone Number)

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE SECURITIES EXCHANGE ACT OF 1934:

                                                       Name of Each Stock
     Title  of  Each  Class                       Exchange on Which Registered
 ------------------------------                   ----------------------------
    Common Stock, Par Value                              Not  Applicable
     $0.001  Per  Share

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d)of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES NO [X]

The number of shares of Registrant's Common Stock outstanding on December 31, 2002 was 19,675,000 among 168 shareholders of record.

The Registrant's total revenues for the year ended December 31, 2000, were $181,961.

                                TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
PART  I
-------

ITEM  1.     DESCRIPTION  OF  BUSINESS...................................  3

ITEM  2.     DESCRIPTION  OF  PROPERTY...................................  3

ITEM  3.     LEGAL  PROCEEDINGS..........................................  3

ITEM  4.     SUBMISSION  OF  MATTERS
             TO  A  VOTE  OF  SECURITY  HOLDERS .........................  3

PART  II
--------

ITEM  5.     MARKET  FOR  COMMON  EQUITY  AND  RELATED
             STOCKHOLDER  MATTERS........................................  3

ITEM  6.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS.....................  4

ITEM  7.     FINANCIAL  STATEMENTS.......................................  6

ITEM  8.     CHANGES  IN  AND  DISAGREEMENTS  WITH
             ACCOUNTANTS.................................................  6

PART  III
------------

ITEM  9.     DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS
             AND  CONTROL  PERSONS.......................................  6

ITEM  10.    EXECUTIVE  COMPENSATION.....................................  7

ITEM  11.    SECURITY  OWNERSHIP  OF  BENEFICIAL OWNERS..................  8

ITEM  12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............  8

ITEM  13.    EXHIBITS AND REPORTS ON FORM 8-K............................  9

SIGNATURES............................................................... 10

PART  I

Item  1.  Description  of  Business.
------------------------------------

         Technol Fuel Conditioners, Inc., a New Jersey based corporation, was established in 1965 to manufacture, package, market and distribute unique and technologically superior lubricants, fuel improvers, surfactants and detergents to aid in the fight against environmental pollution. Today, Technol combines established product lines to achieve this goal and is equipped to present advanced lubrication, superior fuel stabilizers and detergents for today's automotive aftermarket, gas and diesel engines, equipment and heavy industrial machinery. On March 6, 2000, at a meeting of the Directors, key employees and shareholders, it was unanimously agreed to alter the company's name. The name "Technol" was trademarked with the United State Office of Patents and Trademarks in 1991 and has been owned by Technol every since. The name "OTC," representing "Oil Technology Corporation," used by the previous ownership was abbreviated and been adopted by Technol under the new ownership. It was agreed at the aforementioned meeting that the company name should indicate its product or service. As such, the company officially changed its name to "Technol Fuel Conditioners, Inc." which became effective on June 15, 2000. As the owner and manufacturer of environmentally-friendly fuel treatments and conditioners, Technol Fuel Conditioners, Inc.'s products are specifically designed to reduce emissions, and lower maintenance and fuel costs. Technol has been focused on improving fuel quality, and thereby, the performance, handling, and economics of fuel products, and to aid in regulatory compliance with the requirements of the Environmental Protection Agency (EPA), the Occupational Safety & Hazards Administration (OSHA) and the Bureau of Mines.

ITEM  2.     DESCRIPTION  OF  PROPERTY

         The Company offices at One Main Street, #405, Eatontown, NJ 07724.

ITEM  3.     LEGAL  PROCEEDINGS

         There are no known legal actions on-going or pending involving the Company to the best of its knowledge.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

None.

PART  II
--------

ITEM  5.     MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS

         The Company presently trades on the Pink Sheets Stock Exchange. The Company has 168 shareholders of record as of December 31, 2002. The Company has never declared or paid any dividends, and although there are no restrictions limiting its ability to do so, it is unlikely to pay any dividends in the foreseeable future.

ITEM  6.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS

         On August 24, 2001, the Company entered into a conditional Agreement and Plan of Reorganization ("Agreement") with Brazilian-Indio Services.com, Inc. ("BIS"), an Oregon corporation, and BIS's majority shareholders: Emiliano Lakota, individually, ("EL"), and Netresolutions.com, Inc., a private Nevada corporation ("NRC"). As set forth in the Agreement and Plan of Reorganization, which is attached hereto as Exhibit "10.1", purchased 2,500,000 of BIS's common stock shares from EL, which represents 50% of the issued and outstanding shares of BIS. The purchase price for said 2,500,000 shares is Fifty-Five Thousand Dollars ($55,000). In connection with a corporate succession transaction by means which may include, but not be limited to merger, consolidation, exchange of securities, acquisition of assets, or otherwise, NRC agreed to tender 2,500,000 of BIS's common stock shares, which represents 50% of the issued and outstanding common stock shares of BIS to the Company. In consideration for this action, The Company agreed to issue to NRC Two Hundred Thousand (200,000) of the Company's restricted common stock. The newly issued 200,000 shares to NRC will be issued under the securities transaction exemption afforded by Section 4(2) of the Securities Act of 1933, as amended.

         The Agreement and Plan of Reorganization between the Company and BIS and BIS's majority shareholders was conditional upon The Company paying the aforementioned $55,000. The Company represented that they would be raising the $55,000 via a Regulation D, Rule 506 offering to raise up to $500,000 at $.50 per share in conjunction with a merger with USR Holdings Corp. ("USRH"), a Colorado corporation trading on the National Quotation Bureau Pink Sheet exchange under the symbol "USRH". On October 11, 2002, the Company entered into a Plan of Reorganization Agreement ("Reorg.") with USRH. Prior to Reorg., USRH had 563,388,309 shares of common stock issued and outstanding. As a condition of the Reorg., USRH agreed to enact a 1:400 reverse split, which was effectuated on December 19, 2002, resulting in 1,408,470 post-split shares of its common stock issued and outstanding. Upon and subject to the terms and conditions of the Reorg., USRH acquired from the Company's shareholders, all of the issued and outstanding shares of the Company's common stock in exchange for 18,260,000 shares of USRH newly issued stock, resulting in 19,668,470 post-merger shares issued and outstanding. By virtue of the transaction, USRH acquired the Company as a going concern, including all of the properties and assets of the Company of every kind, nature, and description, tangible and intangible, wherever situated, including, without limiting the generality of the foregoing, its business as a going concern, its goodwill, and the corporate name (subject to changes referred to or permitted herein or occurring in the ordinary course of business prior to the time of closing provided herein). Upon, and immediately subsequent to, the aforementioned acquisition, USRH merged into its wholly-owned subsidiary (the Company) under Section 7-7106 of the Colorado Corporations Code. It's name was formally changed to Technol Fuel Conditioners, Inc. and it is presently trading under the new symbol, "THFC". Issuance and delivery of stock. In consideration of and in exchange for the foregoing transfer, assignment, and conveyance, and subject to compliance by USRH and the Company with their warranties and undertakings contained herein, USRH issued and delivered to the Company one or more stock certificates registered in the name of the undersigned shareholders of the Company, on a pro-rata basis totaling 11,260,000 in exchange for 1,185,600 shares of the Company Common stock constituting 100% of the issued and outstanding shares of the Company. In addition out of the 18,260,00 shares the following shares were issued: 4,941,530 were issued to the Technol Funding Group, 200,000 shares to Netresolutions.com, Inc., a Nevada corporation, as part of the Brazilian-Indio merger and, 1,950,000 shares to Technol Funding Group, which have been placed into escrow for the Technol Funding Group upon completion of a funding agreement, which constituted all of the Company shares or rights to shares on a fully diluted basis including warrants, options or stock purchase rights including claims regarding any other shares of the Company. All of the shares exchanged were, upon such issuance and delivery, fully paid and non-assessable. The Company agreed to pay off a $30,000 pre-existing debt of US

Receivables Management Corp., a subsidiary of USRH, as well as, to purchase 85,000 USRH common stock post-split shares from Greco Family Limited Partnership for a sum of $70,000. (Subsequent to the Reorg., the Greco Family Limited Partnership has agreed to sell its 85,000 post-reverse split shares for $55,000 instead of $70,000, and the Company and USRH have agreed to incorporate this modification into the Reorg.) On October 22, 2002, the Company effectuated the Regulation D, Rule 506 Offering ("Offering"), upon which the first phase was terminated on January 19, 2002 and the Company raised $197,000. (As set forth in the offering memorandum, the second phase of the Offering is presently on-going and is scheduled to terminate on February 28, 2002, unless the officers and directors agree to extend the Offering termination date.) Pursuant to the Use of Proceeds section in the Offering, the funds were used, among other things, to pay the requisite amounts due BIS and USRH in order to complete those transactions. Having met the conditions requisite to consummate its transactions with BIS and USRG, simultaneous mergers took place on January 31, 2002 between the Company, BIS and USRH whereby, on January 31, 2002, pursuant to Rule 12g-3(a) of the General Rules and Regulations of the Securities and Exchange Commission, the Company became the successor issuer to BIS for reporting purposes under the Securities Exchange Act of 1934 and BIS and USRH became a wholly-owned subsidiaries of the Company. USRH is an on-going business. The parties contemplate that USRH will be spun off as a separate entity in the near future for appropriate consideration.

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

Results of Operations:
----------------------

         The Company had revenues of $181,961 from business operations during the year ended 2002 as opposed to $172,495 for the year ended 2001. It incurred operating expenses, general and administrative expenses in the amount of $181,488 for the year ended 2002 as opposed to $389,350 for the year ended 2001. The Company incurred a loss of ($209,337) or ($0.01) per share (basic and diluted) on revenue of $181,961. For the year ended 2001, the Company incurred losses totaling $373,380 or ($0.03) per share (basic and diluted) on revenue of $172,495. The Company will continue to make efforts to reduce expenses while maintaining or increasing fiscal productivity. The Company's "Total Liabilities and Stockholder's Equity" for year ending 2002 was $69,581 of which, as set forth on Page F-2 of the attached Financials.

Subsequent Events:
------------------

         On January 2, 2002, Technol Fuel Conditioners, Inc. ("Technol"), a private New Jersey corporation, agreed to recapitalize with both the Company and USR Holdings Co. ("USRH"), a company that was trading on the Pink Sheet Exchange. At this date, Technol became a wholly-owned subsidiary of the Company and USRH was spun off to USRH's former majority shareholder. To accommodate this recapitalization, (a) 319,137 shares were redistributed from certain Technol shareholders to three new shareholders and accounted for as shares issued for services rendered in 2002 and valued at their estimated fair value of $.50 per share, (b) Technol's existing shareholders holding 1,185,600 shares were issued 11,260,000 shares in the Company and accounted for as a stock split, (c) former USRH shareholders were issued 1,408,470 shares in the Company, (d) existing Company shareholders were reduced via a reverse stock split to 200,000 shares,
(e) Technol Funding Group, an entity formed to accomplish this recapitalization, was issued 6,553,530 shares for services in connection with the recapitalization and (f) 253,000 shares was issued under a private placement memorandum for $126,500 in cash contributed to Technol in 2002. Immediately after the merger the Company's name was changed to Technol Fuel Conditioners, Inc.

ITEM  7.     FINANCIAL  STATEMENTS

         The Financial Statements of Technol Fuel Conditioners, Inc. (excluding any of the accounts of Technol or USRH) for the year ended December 31, 2002, together with Independent Auditor's Report thereon, are contained on pages F-1 through F-8, attached and are incorporated herein by this reference.

ITEM  8.     CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS

The Company has retained Malone & Bailey PLLC, 5444 Westheimer Rd., Houston, TX 77056, as their auditors.

PART  III

ITEM  9.     DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS

As of December 31, 2002, the Company's Directors and Officers are as follows:

       Name                Age      Positions and Offices Held
  -------------------      ---      -----------------------------
Melvin E. Hooper           53       President & Chief Executive Officer
Odette Lichtman            50       Secretary-Treasurer & Vice President
Jack Kruse                 68       Vice-President
Barry Sprague              55       Vice-President

Melvin E. Hooper has been President & CEO of Technol Fuel Conditioners, Inc., f/k/a OTC, Inc. for the past five years. He brings 30 years of business management experience to the Company and has established the organizational and operational protocols the Company follows. Mr. Hooper graduated Wagner College in 1972 and was immediately employed at Amerada Hess Corporation, serving in their Exploration & Production Division for 10 years, then in their Refining & Marketing Division for the next 10 years. He was sought by the owners of General Brokerage Services, Inc., a Florida-based U.S. Customhouse brokerage firm and recruited to establish and manage their New York operations of importing and exporting chemicals and fuel oils world-wide. Mr. Hooper is well versed and experienced in the refining of fuel oil products which provides valuable insight into fuel conditioning needs. He also brings expertise in Human Resources, multiple computer platforms and technical support, U.S. Import/Export Compliance, and systems management. His key relationships within the U.S. Customs Service, Coast Guard, EPA and DOT will help keep Technol Fuel Conditioners, Inc. at the forefront of industry trends and regulatory compliance.

Odette Lichtman*, Secretary-Treasurer and Vice-President of Finance, received her degree from Jersey City State College, began her career with The Bank of New York as a Corporate Bond Portfolio Manager and entered the fuel industry when employed by Coastal Fuels Systems in 1983. She joined Oil Technology Corporation in 1991, which, under new ownership, became Technol Fuel Conditioners, Inc. Through her associations with these three companies, Ms. Lichtman has amassed over 20 years of experience which combines fuel oils and finances. Ms. Lichtman has "hands-on" knowledge of all aspects of company finances and accounting procedures which directly apply to Technol Fuel Conditioner's line of business.

* Odette is married to Mr. Mark Lichtman, a principal shareholder in the Company.

Jack Kruse, Vice-President - Industrial Sales has been affiliated with Technol Fuel Conditioners, Inc. since 1991. His entire career has been in the oil industry. Following his graduation from Elida High School in Elida, Ohio, a four-year tour of duty in the United States Army, and attending Harvey Institute of Technology, Mr. Kruse was employed in various managerial and executive positions in such major firms as Standard Oil Co. of Ohio, Landmark, Inc., Emulsions Fuels Inc., and Petroferm, Inc., a cumulative and impressive 44 years in the business. He is well-regarded in the fuel conditioning and emulsification industries and Technol Fuel Conditioners, Inc. and has been able to offer the Company the benefit of his knowledge and resources through his employment with Texpar Energy, Inc. of Wisconsin.

Barry N. Sprague, Chief Chemist, has been involved with Technol Fuel Conditioners, Inc. since 1991. He has more than15 years of responsible experience in designing and managing product research and development, quality control, chemical analytical laboratories and customer relations. Mr. Sprague's chemical engineering innovations has earned him 8 patents and 10 patents pending. Mr. Sprague"s extensive knowledge and chemical engineering experiences are a proven valuable asset contributing to Technol Fuel Conditioners, Inc.

ITEM  10.     EXECUTIVE  COMPENSATION

         The following table summarizes certain information concerning executive compensation paid to or accrued by the Company's chief executive officer during the Company's last three fiscal years. During this time no executive officer earned or received annual compensation exceeding $100,000.


SUMMARY COMPENSATION TABLE

                  Annual Compensation                                           Long Term Compensation
                  -------------------                                           ----------------------
                                                                       Other
                                                                       Annual                     Restricted
                                                                       Compensation     Stock        Other
Name and principal position           Year           Salary            Bonus            Awards   Compensation
---------------------------           ----           ------            ------------     ------   -------------

Melvin Hooper, President    2001     $44,000           $0                 $0               $0           $0
         "                  2002     $48,000           $0                 $0               $0           $0

Odette Lichtman, Secretary  2001     $12,000           $0                 $0               $0           $0
         "                  2002     $15,000           $0                 $0               $0           $0

B. Sprague, Vice-President  2002     $  7,800          $0                 $0               $0           $0


ITEM  11.  SECURITY  OWNERSHIP  OF  BENEFICIAL  OWNERS

         The following table sets forth each person known by the Company to be the beneficial owner of five percent or more of the Company's Common Stock as of December 31, 2002, all directors individually and all directors and officers of the Company as a group. Except as noted, each person has sole voting and investment power with respect to the shares shown.

Name  and  Address                          Amount  of  Beneficial              Percentage
of  Beneficial  Owner                       Ownership                           of  Class
---------------------                       ----------------------              -----------
Mark Lichtman(2)(4)                         5,411,696                              27.5%
2 Cedar Ave.
Allenhurst, NJ 07711

Odette Lichtman,(4)                           165,550                          less than 1%
Secretary, Treasurer,
VP & Director
2 Cedar Ave.
Allenhurst, NJ 07711

Technol Funding Group(3)                    1,950,000                              10%
1004 Depot Hill Rd.
Broomfield, CO 80020

Frederick K. Moss(2)                        3,871,373                              20%
37 Riverside Dr.
New York, NY 10023

Melvin E. Hooper,                             100,000                          less than 1%
President, CEO
& Director
802 Hillside Ave.
Middletown, NJ 07748

Jack Kruse, VP &                              100,000                          less than 1%
Director
2549 Ameila Rd.
Fernandina Beach, FL 32034


(1) Based upon 19,668,470 outstanding shares of Common Stock.

(2) Mark Lichtman and Frederick K. Moss have been the principal financiers of Technol Fuel Conditioners, Inc. since its inception. (3) The 1,950,000 shares issued to the Technol Funding Group are being held in escrow in accordance to a Funding Agreement which was entered into on March 22, 2001.

(4) Mark Lichtman, who is a principal shareholder is the husband of Odette Lichtman, Secretary-Treasurer & Sr. Vice President-Finances. Between them they own 5,577,246 or, 28% of the total issued and outstanding Common Stock.

         As a group, the officers and directors own a total of 365,550 or, approximately 1.9% of the total issued and outstanding Common Stock.

ITEM 12  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On March 22, 2001, the Company entered into a Funding Agreement with Technol Funding Group ("TFG"), a joint venture group, whereby TFG will provide funding to the Company in the amount of $275,000 for 1,950,000 shares of the of the Company's issued and outstanding equity securities. The Funding Agreement is conditional upon TFG fully funding the $275,000. The terms of the Funding Agreement will not result in any dilution of an investor's stock position.

ITEM  13.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

Exhibit No. 10     "Material  Contracts" - Agreement and Plan of  Reorganization
                   between the Company, Technol Fuel Conditioners, Inc. and USRH
                   Holdings dated September 24, 2002.

Exhibit 31.1       Section 302 Certification

Exhibit 32.1 CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER PURSUANT TO 18 U.S.C. SECTION 1350

Exhibit 99 Form 8-K: The Company filed an 8-K on February 12, 2002 confirming a change of control.

                                   SIGNATURES

         In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant caused this year ended December 2002 Form 10-KSB to be signed on its behalf by the undersigned thereunto duly authorized this 30th day of September, 2003.

Technol Fuel Conditioners, Inc.

     /s/ Mel Hooper
By:  ---------------------------------------
         Mel Hooper, Director and President

                         Technol Fuel Conditioners, Inc.
                  (formerly Brazilian-Indio Services.com, Inc.)
                               FINANCIAL STATEMENT
                     FOR THE YEAR ENEDED DECEMBER 31, 2002

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
    Technol Fuel Conditioners, Inc.
  (formerly Brazilian-Indio Services.com, Inc.)
    Eatontown, New Jersey

We have audited the accompanying balance sheet of Technol Fuel Conditioners, Inc. (formerly Brazilian-Indio Services.com, Inc.) as of December 31, 2002, and the related statements of operations, changes in stockholders' deficit, and cash flows for the two years then ended. These financial statements are the responsibility of the Technol's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Technol Fuel Conditioners, Inc. (formerly Brazilian-Indio Services.com, Inc.) as of December 31, 2002, and the results of its operations and its cash flows for the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Technol will continue as a going concern. As discussed in Note 2 to the financial statements, Technol has suffered recurring losses from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



MALONE & BAILEY, PLLC
www.malone-bailey.com
Houston, Texas


April 24, 2003

                         Technol Fuel Conditioners, Inc.
                  (formerly Brazilian-Indio Services.com, Inc.)
                                  BALANCE SHEET
                                December 31, 2002


ASSETS

Current Assets
    Cash                                                             $   11,069
    Accounts receivable, net                                             40,506
    Inventory, net                                                       17,596
    Prepaid expenses                                                        410
                                                                    -----------
       Total Current Assets                                              69,581

Property and equipment, net of $23,589
    accumulated depreciation                                                  0
                                                                    -----------
       TOTAL ASSETS                                                 $    69,581
                                                                    ===========



LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
    Accounts payable                                                $    51,408
    Accrued expenses                                                    182,966
    Line of credit from a related party                                 125,165
    Loans payable to stockholders                                       803,512
                                                                    -----------
       TOTAL LIABILITIES                                              1,163,051
                                                                    -----------
Commitments


STOCKHOLDERS' DEFICIT
    Common stock, $.001 par, 700,000,000 shares authorized,
       19,675,000 issued and outstanding                                 19,675
    Paid in capital                                                     528,625
    Retained deficit                                                 (1,641,770)
                                                                    -----------
       Total Stockholders' Deficit                                   (1,093,470)
                                                                    -----------
       TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                  $    69,581
                                                                    ===========

                 See accompanying summary of accounting policies
                       and notes to financial statements.

                         Technol Fuel Conditioners, Inc.
                  (formerly Brazilian-Indio Services.com, Inc.)
                            STATEMENTS OF OPERATIONS
                 For the Years Ended December 31, 2002 and 2001


                                                 2002              2001
                                             ------------       ------------
Revenues                                     $    181,961       $    172,495

Cost of Sales                                     135,793            101,601
                                             ------------       ------------
Gross Margin                                       46,168             70,894

Selling, general and administrative               181,488            389,350
                                             ------------       ------------
       Operating Loss                            (135,320)          (318,456)

    Interest expense                              (74,017)           (54,924)
                                             ------------       ------------
       NET LOSS                              $   (209,337)      $   (373,380)
                                             ============       ============

Basic and diluted loss per common share      $       (.01)      $       (.03)
Weighted average common shares
    outstanding                                19,675,000         11,386,500





                 See accompanying summary of accounting policies
                       and notes to financial statements.



                         Technol Fuel Conditioners, Inc.
                  (formerly Brazilian-Indio Services.com, Inc.)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                 For the Years Ended December 31, 2002 and 2001


                                       Common Stock            Retained
                                  Shares          Amount       Deficit         Totals
                                -----------    -----------   -----------    -----------
Balances at
  December 31, 2000              11,260,000    $   262,231   $(1,059,053)   $  (796,822)

Common stock issued
  - for services                    319,137        159,569          --          159,569
  - for cash                        253,000        126,500          --          126,500

Common stock returned to
  Technol by other
  shareholders                     (319,137)          --            --             --

Net loss                               --             --        (373,380)      (373,380)
                                -----------    -----------   -----------    -----------
Balances at
    December 31, 2001            11,513,000        548,300    (1,432,433)      (884,133)

Recapitalization - shares to:
- USRH shareholders               1,408,470           --            --             --
- BIS shareholders                  200,000           --            --             --
- Technol Funding Group           6,553,530           --            --             --

Net loss                               --             --        (209,337)      (209,337)
                                -----------    -----------   -----------    -----------
Balances at
  December 31, 2002              19,675,000        548,300   $(1,641,770)   $(1,093,470)
                                ===========    ===========   ===========    ===========

                             Less par value        (19,675)
                                               -----------
                            Paid in capital    $   528,625
                                               ===========



                 See accompanying summary of accounting policies
                       and notes to financial statements.

                         Technol Fuel Conditioners, Inc.
                  (formerly Brazilian-Indio Services.com, Inc.)
                            STATEMENTS OF CASH FLOWS
                     Years Ended December 31, 2002 and 2001


                                                      2002             2001
                                                   ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                       $(209,337)       $(373,380)
    Adjustments to reconcile net loss to net
      cash provided by operating activities:
        Depreciation                                   2,071            1,814
        Stock issued for services                    159,569
        Write off of obsolete inventory               36,000           14,882
      Net change in:
        Accounts receivable                          (16,111)          40,563
        Inventory                                     16,638          (25,885)
        Other current assets                             875
        Accounts payable                               2,981           15,608
        Accrued expenses                              54,034           22,135
                                                   ---------        ---------
NET CASH USED IN OPERATING ACTIVITIES               (113,724)        (143,819)
                                                   ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net proceeds from sale of stock                     --            126,500
    Net change in line of credit                       1,779          (26,114)
    Net proceeds from notes to stockholders          118,364           46,500
                                                   ---------        ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES            120,143          146,886
                                                   ---------        ---------
NET CHANGE IN CASH                                     6,419            3,067
CASH BALANCES
    -Beginning of period                               4,650            1,583
                                                   ---------        ---------
    -End of period                                 $  11,069        $   4,650
                                                   =========        =========
SUPPLEMENTAL DISCLOSURES
    Interest paid                                  $  19,662        $       0




                 See accompanying summary of accounting policies
                       and notes to financial statements.

                         Technol Fuel Conditioners, Inc.
                  (formerly Brazilian-Indio Services.com, Inc.)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business. Technol Fuel Conditioners, Inc. ("Technol") was incorporated in New Jersey on January 4, 1991 as OTC, Inc. The name was changed to the current name on June 27, 2000. Technol is primarily in the business of wholesaling, distributing and retailing oil additives.

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

Hereinafter, all references to Technol refer to the original Technol entity with shares as issued from Technol's inception and including the recapitalization as described above.

Estimates and assumptions that affect amounts reported are used by management to prepare these financial statements and accompanying footnotes in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

Cash and Cash Equivalents. For purposes of the statements of cash flows, Technol considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Revenue Recognition. Technol recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is probable. Revenue is derived from sales of Technol's oil additive products and are recognized when the items are shipped.

Allowance for Doubtful Accounts. Bad debt expense is recognized based on management's estimate of likely losses per year, based on past experience and an estimate of current year uncollectible amounts. There was no allowance at December 31, 2002.

Inventory. Inventory is stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method. A $54,200 allowance has been provided for slow moving and obsolete inventory.

Property and equipment is valued at cost. The costs of additions and betterments are capitalized and maintenance and repairs are charged to expense as incurred. Gains and losses on dispositions of equipment are reflected in operations. Depreciation is provided principally on the straight-line method over the estimated useful lives of the assets, which are generally from three to five years.

                         Technol Fuel Conditioners, Inc.
                  (formerly Brazilian-Indio Services.com, Inc.)
                          NOTES TO FINANCIAL STATEMENTS

Impairment of Long-Lived Assets. Technol reviews the carrying value of its long-lived assets annually or whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate. Technol assesses recoverability of the carrying value of the asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value.

Income taxes. Technol recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. Technol provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

Basic and diluted loss per common share is calculated by dividing the net loss by the weighted average shares outstanding. There are no dilutive securities.

Recently issued accounting pronouncements. Technol does not expect the adoption of recently issued accounting pronouncements to have a significant impact on Technol results of operations, financial position or cash flow.


NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, Technol has incurred net losses of $209,337 and $373,380 during the years ended December 31, 2002 and 2001, respectively and has a negative working capital of $1,093,470 as of December 31, 2002. These conditions create an uncertainty as to Technol's ability to continue as a going concern. Management is trying to reduce expenses and increase marketing efforts. The financial statements do not include any adjustments that might be necessary if Technol is unable to continue as a going concern.


NOTE 3 - LINE OF CREDIT FROM A RELATED PARTY

Technol had a line of credit with Wells Fargo until October 2002. In October 2002, Wells Fargo requested a payoff on the line of credit. A shareholder paid the line of credit off by obtaining a personal line of credit. The shareholder allows Technol to use their personal line of credit and make the required payments of principal and interest.

                         Technol Fuel Conditioners, Inc.
                  (formerly Brazilian-Indio Services.com, Inc.)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 4 - LOAN PAYABLE TO STOCKHOLDERS

Loan payable to stockholders consists of non-interest bearing loans from two stockholders to Technol. The loans are due on demand, have no collateral and interest of 7.5 percent is being imputed.


NOTE 5 - INCOME TAXES

                  Deferred tax assets                           $  72,000
                  Less: valuation allowance                       (72,000)
                                                                ---------
                  Net deferred taxes                            $       0
                                                                =========

Until the merger on January 2, 2002, Technol elected subchapter S treatment for tax purposes and all losses through that date passed to the individual shareholders. Effective January 2, 2002, Technol is taxed as a C Corporation. Technol has a net operating loss of approximately $209,000 as of December 31, 2002 which can be carried forward twenty years.


NOTE 6 - COMMITMENTS

Technol leases its office under an operating lease through January 31, 2004. The monthly rental payments are $925 through January 31, 2003 and increase to $945 on February 1, 2003. Rent expense under the lease was $11,175 and $11,725 for the periods ended December 31, 2002 and 2001, respectively. The amount of future minimum rental payments under the lease at December 31, 2002 are $11,320 for 2003 and $945 for 2004.