Form 10QSB
period 2003-03-31
TECHNOL FUEL CONDITIONERS INC
filed 2003-10-06
CIK 1109262

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   -----------

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2003.

[ ] Transition  report under Section 13 or 15(d) of the  Securities  Exchange
    Act of 1934 (No fee required) for the transition period from _____________ to _______________.



                         TECHNOL FUEL CONDITIONERS, INC.
                         -------------------------------
                 (Name of Small Business Issuer in Its Charter)


                      Primary Standard Industrial
 Oregon               Classification Code Number          22-3084979
 -----------          ---------------------------       ---------------
 (State of                       2911                   I.R.S. Employer
 Incorporation)                                       Identification No.)


                              One Main Street, #405
                               Eatontown, NJ              07724
                           ----------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                  800-645-4033
                                 --------------
                (Issuer's Telephone Number, Including Area Code)


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.    Yes [ ] No [X]

The number of shares outstanding of Registrant's common stock ($0.001 par value) as of the quarter ended March 31, 2003, is 19,675,000.

                                TABLE OF CONTENTS

PART I

                                                                        Page


ITEM 1.  FINANCIAL STATEMENTS................................................ 3

ITEM 2.  BUSINESS AND PLAN OF OPERATION...................................... 3

ITEM 3.  CONTROLS AND PROCEDURES............................................. 4

                                     PART II

ITEM 1.  LEGAL PROCEEDINGS................................................... 4

ITEM 2.  CHANGES IN SECURITIES............................................... 4

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES..................................... 4

ITEM 4.  SUBMISSION TO A VOTE OF SECURITY HOLDERS............................ 4

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.................................... 4

SIGNATURES................................................................... 5

PART I

ITEM 1.  FINANCIAL STATEMENTS

         Unless otherwise indicated, the term "Company" refers to Technol Fuel Conditioners, Inc. and its subsidiaries and predecessors. The accompanying consolidated unaudited condensed financial statements have been prepared by management in accordance with the instructions in Form 10-QSB and, therefore, do not include all information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with Company's Annual Report to Shareholders on Form 10-KSB for the fiscal year ended December 31, 2002. These statements do include all the normal recurring adjustments which the Company believes is necessary and affords a fair presentation. The interim results are not necessarily indicative of the results for the full year ending December 31, 2003. Accordingly, consolidated unaudited interim financial statements, including a balance sheet for the Company as of the fiscal quarter ended March 31, 2003, and, statements of operations and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding fiscal year are attached hereto as Pages F-1 through F-4 and are incorporated herein by this reference.

ITEM 2. BUSINESS AND PLAN OF OPERATION

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

Capital Resources and Liquidity

         During the quarter ended March 31, 2003, the Company did not issue any shares of its common stock.

Results of Operations

         For the three month period ended March 31, 2003, the Company sustained a loss of ($33,171)or ($0.00) per share (basic and diluted) on revenue of $98,246. For the comparable period of 2002, the Company sustained a loss of ($61,734) or ($0.00) per share (basic and diluted) on revenue of $34,213. The Company continues to make efforts to reduce expenses while maintaining or increasing fiscal productivity.

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting him to material information required to be included in the Company's periodic SEC filings relating to the Company (including its consolidated subsidiaries).

(b) Changes in Internal Controls.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these internal controls subsequent to the date of our most recent evaluation.


                                     PART II

ITEM 1.  LEGAL PROCEEDINGS

         We are not aware of any material pending legal proceeding to which we are a party or of which any of our property is the subject. We are not aware of our Company's involvement in violations of Federal, State or local statutes or ordinances with environmental protection.

ITEM 2. CHANGES IN SECURITIES

         During the quarter ended March 31, 2003, there were no changes in securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         During the quarter ended March 31, 2003, there were no defaults upon senior securities.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the quarter ended March 31, 2003, there were no matters submitted to a vote of the Company's shareholders.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         During the quarter ended March 31, 2003, there were no matters submitted on Form 8-K.

         Exhibit 31.1 - CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER PURSUANT TO
                        18 U.S.C. SECTION 1350


         Exhibit 32.1 - CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS
                        ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

                                   SIGNATURES

         Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized this 30th day of September, 2003.


TECHNOL FUEL CONDITIONERS, INC.


By: /s/  Melvin Hooper
   -----------------------------
         Melvin Hooper,
         President

                         Technol Fuel Conditioners, Inc.
                              Financial Statements
                   for the Three Months Ended March 31, 2003

                         Technol Fuel Conditioners, Inc.
                                  BALANCE SHEET
                                 March 31, 2003


ASSETS

Current Assets
    Cash                                                    $     6,658
    Accounts receivable                                          26,606
    Inventory                                                    14,776
    Prepaid expenses                                                410
                                                            -----------
       Total Current Assets                                      48,450

Property and equipment, net of $23,589
    accumulated depreciation                                          0
                                                            -----------
       TOTAL ASSETS                                         $    48,450
                                                            ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
    Accounts payable                                        $     8,369
    Accrued expenses                                            238,266
    Line of credit from a related party                         125,165
    Loans payable to stockholders                               803,291
                                                            -----------
       TOTAL LIABILITIES                                      1,175,091
                                                            -----------
Commitments

STOCKHOLDERS' DEFICIT

    Common stock, $.001 par, 700,000,000 authorized,
       19,675,000 issued and outstanding                         19,675
    Paid in capital                                             528,625
    Retained deficit                                         (1,674,941)
                                                            -----------
       Total Stockholders' Deficit                           (1,126,641)
                                                            -----------
       TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT          $    48,450
                                                            ===========

                         Technol Fuel Conditioners, Inc.
                            STATEMENTS OF OPERATIONS
               For the Three Months Ended March 31, 2003 and 2002





                                                    2003              2002
                                                  --------          --------
Revenues                                          $ 98,246          $ 34,213

Cost of sales                                       43,846            20,982
                                                  --------          --------
Gross margin                                        54,400            13,231

Selling, general and administrative                 29,738            53,266
                                                  --------          --------
       Operating loss                               24,662           (40,035)

    Interest expense                               (57,833)          (21,699)
                                                  --------          --------
       NET LOSS                                   $(33,171)         $(61,734)
                                                  ========          ========

Basic and diluted loss per common share              $(.00)            $(.00)

Weighted average common shares
    outstanding                                 19,675,000        19,675,000

                         Technol Fuel Conditioners, Inc.
                            STATEMENTS OF CASH FLOWS
               for the Three Months Ended March 31, 2003 and 2002


                                                           2003         2002
                                                         --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                             $(33,171)    $(61,734)
    Adjustments to reconcile net loss to net
      cash used in operating activities:
        Depreciation                                         --            518
      Net change in:
        Accounts receivable                                13,900       18,384
        Inventory                                           2,821        5,687
        Other current assets                                 --            (70)
        Accounts payable                                  (43,040)     (13,637)
        Accrued expenses                                   55,300       14,202
                                                         --------     --------
NET CASH USED IN OPERATING ACTIVITIES                      (4,190)     (36,650)
                                                         --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net proceeds (repayments) from line of credit            --         (5,000)
    Proceeds from notes to stockholders                      (221)      37,000
                                                         --------     --------

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES             (221)      32,000
                                                         --------     --------
NET CHANGE IN CASH                                         (4,411)      (4,650)
CASH BALANCES
    -Beginning of period                                   11,069        4,650
                                                         --------     --------
    -End of period                                       $  6,658     $      0
                                                         ========     ========

                         Technol Fuel Conditioners, Inc.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Technol Fuel Conditioners, Inc. ("Technol") have been prepared in accordance with generally accepted accounting principles and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in Technol's latest annual report filed with the SEC on Form 10KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal year 2002, as reported in the 10KSB, have been omitted.