Form 10QSB
period 2003-06-30
TECHNOL FUEL CONDITIONERS INC
filed 2003-10-06
CIK 1109262

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   -----------

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2003.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required) for the transition period from _____________
     to  _______________.



                         TECHNOL FUEL CONDITIONERS, INC.
                         ------------------------------
                 (Name of Small Business Issuer in Its Charter)

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

                                               Yes [ ]         No [X]

The number of shares outstanding of Registrant's common stock ($0.001 par value) as of the quarter ended June 30, 2003, is 19,675,000.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES..................................... 4

ITEM 4.  SUBMISSION TO A VOTE OF SECURITY HOLDERS............................ 4

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.................................... 4

SIGNATURES................................................................... 5

PART I

ITEM 1.  FINANCIAL STATEMENTS
         Unless otherwise indicated, the term "Company" refers to Technol Fuel Conditioners, Inc. and its subsidiaries and predecessors. The accompanying consolidated unaudited condensed financial statements have been prepared by management in accordance with the instructions in Form 10-QSB and, therefore, do not include all information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with Company's Annual Report to Shareholders on Form 10-KSB for the fiscal year ended December 31, 2002. These statements do include all the normal recurring adjustments which the Company believes is necessary and affords a fair presentation. The interim results are not necessarily indicative of the results for the full year ending December 31, 2003. Accordingly, consolidated unaudited interim financial statements, including a balance sheet for the Company as of the fiscal quarter ended June 30, 2003, and, statements of operations and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding fiscal year are attached hereto as Pages F-1 through F-4 and are incorporated herein by this reference.

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

Capital Resources and Liquidity

         During the quarter ended June 30, 2003, the Company did not issue any shares of its common stock.

Results of Operations

         For the three month period ended June 30, 2003, the Company of ($57,233)or ($0.00) per share (basic and diluted) on revenue of $9,710. For the comparable period of 2002, the Company sustained a loss of ($27,741) or ($0.00) per share (basic and diluted) on revenue of $33,850. The Company had first quarter earnings of $98,246. The Company attributes the second quarter drop off in revenues to a reduction in its sales force and early seasonal climate changes.

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

ITEM 2. CHANGES IN SECURITIES

         During the quarter ended June 30, 2003, there were no changes in securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         During the quarter ended June 30, 2003, there were no defaults upon senior securities.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the quarter ended June 30, 2003, there were no matters submitted to a vote of the Company's shareholders.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         During the quarter ended June 30, 2003, there were no matters submitted on Form 8-K.

         Exhibit 31.1 - CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER PURSUANT TO
                        18 U.S.C. SECTION 1350


         Exhibit 32.1 - CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS
                        ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2003

                                   SIGNATURES

         Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized this 30th day of September, 2003.


TECHNOL FUEL CONDITIONERS, INC.


By: /s/  Melvin Hooper
    ----------------------------
         Melvin Hooper,
         President

                         Technol Fuel Conditioners, Inc.
                                  BALANCE SHEET
                                  June 30, 2003


ASSETS

Current Assets
    Cash                                                          $     2,294
    Accounts receivable                                                 2,842
    Inventory                                                           4,954
    Prepaid expenses                                                      410
                                                                  -----------
       Total Current Assets                                            10,500

Property and equipment, net of $23,589
    accumulated depreciation                                                0
                                                                  -----------
       TOTAL ASSETS                                               $    10,500
                                                                  ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
    Accounts payable                                              $     6,191
    Accrued expenses                                                  244,717
    Line of credit from a related party                               140,165
    Loans payable to stockholders                                     803,291
                                                                  -----------
       TOTAL LIABILITIES                                            1,194,364
                                                                  -----------
Commitments

STOCKHOLDERS' DEFICIT

    Common stock, $.001 par, 700,000,000 authorized,
       19,675,000 issued and outstanding                              19,675
    Paid in capital                                                  528,625
    Retained deficit                                              (1,732,164)
                                                                 -----------
       Total Stockholders' Deficit                                (1,183,864)
                                                                 -----------
       TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT               $    10,500
                                                                 ===========



                         Technol Fuel Conditioners, Inc.
                         STATEMENTS OF OPERATIONS Three
               Months and Six Months Ended June 30, 2003 and 2002



                                                            Three Months                       Six Months
                                                            Ended June 30,                    Ended June 30,
                                                       2003              2002             2003              2002
                                                     --------         --------          --------          --------
Revenues                                             $  9,510         $ 33,850          $107,756          $ 68,063

Cost of sales                                          13,912            7,409            57,758            28,391
                                                     --------         --------          --------          --------
Gross margin                                          ( 4,402)          26,441            49,998            39,672

Selling, general and
    administrative                                     49,210           41,286            78,947            94,552
                                                     --------         --------          --------          --------
       Operating loss                                 (53,612)         (14,845)          (28,949)         (54,880)

    Interest expense                                  ( 3,611)         (12,896)          (61,445)         (34,595)
                                                     --------         --------          --------          --------
       NET LOSS                                      $(57,223)        $(27,741)         $(90,394)         $(89,475)
                                                     ========         ========          ========          ========

Basic and diluted loss per
    common share                                        $(.00)           $(.00)            $(.00)            $(.00)

Weighted average common shares
    outstanding                                    19,675,000       19,675,000        19,675,000        19,675,000



                         Technol Fuel Conditioners, Inc.
                            STATEMENTS OF CASH FLOWS
                     Six Months Ended June 30, 2003 and 2002


                                                         2003        2002
                                                       --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                           $(90,394)   $(89,475)
    Adjustments to reconcile net loss to net
      cash used in operating activities:
        Depreciation                                       --         1,035
      Net change in:
        Accounts receivable                              37,664      16,678
Inventory                                                 2,821       5,687
        Inventory                                        12,642
        Other current assets                             (5,516)
        Accounts payable                                (45,217)    (16,095)
        Accrued expenses                                 61,751      28,509
                                                       --------    --------
NET CASH USED IN OPERATING ACTIVITIES                   (23,554)    (64,864)
                                                       --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net proceeds (repayments) from line of credit        15,000     (16,098)
    Proceeds (repayments) from notes to stockholders       (221)     77,000
                                                       --------    --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                14,779      60,902
                                                       --------    --------
NET CHANGE IN CASH                                       (8,775)     (3,962)
CASH BALANCES
    -Beginning of period                                 11,069       4,650
                                                       --------    --------
    -End of period                                     $  2,294    $    688
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