Form 10QSB
period 2003-09-30
TECHNOL FUEL CONDITIONERS INC
filed 2003-11-25
CIK 1109262

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10_QSB
                                   -----------

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2003.

[ ]      Transition report under Section 13 or 15(d) of the Securities  Exchange
         Act  of  1934  (No  fee  required)  for  the  transition   period  from
         _____________ to _______________.



                         TECHNOL FUEL CONDITIONERS, INC.
                               -------------------
                 (Name of Small Business Issuer in Its Charter)

                          Primary Standard Industrial
     Oregon               Claiffication Code Number              22-3084979
--------------------      ---------------------------         -----------------
    State of                       2911                         IRS Employer
 Incorporation                                                Identification No.



                              One Main Street, #405
                               Eatontown, NJ 07724
                           --------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                  800-645-0109
                                 --------------
                (Issuer's Telephone Number, Including Area Code)

    -------------------------------------------------------------------------

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                               Yes [ ]         No [X]

The number of shares outstanding of Registrant's common stock ($0.001 par value) as of the quarter ended September 30, 2003 is 19,675,000.

                                TABLE OF CONTENTS
PART I
                                                                          Page
                                                                          ----


ITEM 1.  FINANCIAL STATEMENTS.............................................   3

ITEM 2. BUSINESS AND PLAN OF OPERATION....................................   3

ITEM 3. CONTROLS AND PROCEDURES...........................................   4


PART II


ITEM 1.  LEGAL PROCEEDINGS................................................   4

ITEM 2.  CHANGES IN SECURITIES............................................   4

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES..................................   4

ITEM 4.  SUBMISSION TO A VOTE OF SECURITY HOLDERS.........................   4

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.................................   4

SIGNATURES................................................................   5

PART I

ITEM 1.  FINANCIAL STATEMENTS
         Unless otherwise indicated, the term "Company" refers to Technol Fuel Conditioners, Inc. and its subsidiaries and predecessors. The accompanying consolidated unaudited condensed financial statements have been prepared by management in accordance with the instructions in Form 10_QSB and, therefore, do not include all information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with Company's Annual Report to Shareholders on Form 10_KSB for the fiscal year ended December 31, 2002. These statements do include all the normal recurring adjustments, which the Company believes is necessary and affords a fair presentation. The interim results are not necessarily indicative of the results for the full year ending December 31, 2003. Accordingly, consolidated unaudited interim financial statements, including a balance sheet for the Company as of the fiscal quarter ended September 30, 2003, and, statements of operations and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding fiscal year are attached hereto as Pages F-1 through F-5 and are incorporated herein by this reference.

ITEM 2. BUSINESS AND PLAN OF OPERATION

         Technol Fuel Conditioners, Inc., a New Jersey based corporation, was established in 1965 to manufacture, package, market and distribute unique and technologically superior lubricants, fuel improvers, surfactants and detergents to aid in the fight against environmental pollution. Today, Technol combines established product lines to achieve this goal and is equipped to present advanced lubrication, superior fuel stabilizers and detergents for today's automotive aftermarket, gas and diesel engines, equipment and heavy industrial machinery. On March 6, 2000, at a meeting of the Directors, key employees and shareholders, it was unanimously agreed to alter the company's name. The name "Technol" was trademarked with the United State Office of Patents and Trademarks in 1991 and has been owned by Technol every since. The name "OTC," representing "Oil Technology Corporation," used by the previous ownership was abbreviated and been adopted by Technol under the new ownership. It was agreed at the aforementioned meeting that the company name should indicate its product or service. As such, the company officially changed its name to "Technol Fuel Conditioners, Inc." which became effective on September 15, 2000. As the owner and manufacturer of environmentally-friendly fuel treatments and conditioners, Technol Fuel Conditioners, Inc.'s products are specifically designed to reduce emissions, and lower maintenance and fuel costs. Technol has been focused on improving fuel quality, and thereby, the performance, handling, and economics of fuel products, and to aid in regulatory compliance with the requirements of the Environmental Protection Agency (EPA), the Occupational Safety & Hazards Administration (OSHA) and the Bureau of Mines.

Capital Resources and Liquidity

         During the quarter ended September 30, 2003, the Company did not issue any shares of its common stock.

Results of Operations

         For the three month period ended September 30, 2003, the Company sustained a loss of ($23,669)or ($0.00) per share (basic and diluted) on revenue of $82,444. For the comparable period of 2002, the Company sustained a loss of ($98,900) or ($0.01) per share (basic and diluted) on revenue of $12,368. The Company continues to make efforts to reduce expenses while maintaining or increasing fiscal productivity.

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

ITEM 2. CHANGES IN SECURITIES

         During the quarter ended September 30, 2003, there were no changes in securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         During the quarter ended September 30, 2003, there were no defaults upon senior securities.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the quarter ended September 30, 2003, there were no matters submitted to a vote of the Company's shareholders.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         During the quarter ended September 30, 2003, there were no matters submitted on Form 8-K.

         Exhibit 31.1 -  CERTIFICATION OF PRINCIPAL  EXECUTIVE  OFFICER PURSUANT
                         TO 18 U.S.C. SECTION 1350


         Exhibit 32.1 -  CERTIFICATION  PURSUANT TO 18 U.S.C.  SECTION  1350, AS
                         ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2003

                         Technol Fuel Conditioners, Inc.
                              FINANCIAL STATEMENTS
                               September 30, 2003

                         Technol Fuel Conditioners, Inc.
                                  BALANCE SHEET
                               September 30, 2003


ASSETS

Current Assets
    Cash                                               $     1,891
    Accounts receivable                                     46,636
    Inventory                                               13,869
    Prepaid expenses                                           410
                                                       -----------
       Total Current Assets                                 62,806

Property and equipment, net of $23,589
    accumulated depreciation                                     0
                                                       -----------
       TOTAL ASSETS                                    $    62,806
                                                       ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
    Accounts payable                                   $    17,591
    Accrued expenses                                       230,779
    Line of credit from a related party                    171,340
    Loans payable to stockholders                          803,291
                                                       -----------
       TOTAL LIABILITIES                                 1,223,001
                                                       -----------
Commitments

STOCKHOLDERS' DEFICIT

    Common stock, $.001 par, 700,000,000 authorized,
       19,675,000 issued and outstanding                    19,675
    Paid in capital                                        528,625
    Retained deficit                                    (1,708,495)
                                                       -----------
       Total Stockholders' Deficit                      (1,160,195)
                                                       -----------
       TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT     $    62,806
                                                       ===========

                       See notes to financial statements.



                         Technol Fuel Conditioners, Inc.
                            STATEMENTS OF OPERATIONS
         Three Months and Nine Months Ended September 30, 2003 and 2002



                                      Three Months                   Nine Months
                                  Ended September 30,             Ended September 30,
                                 2003             2002           2003           2002
                             ------------    ------------    ------------    ------------
Revenues                     $     82,444    $     12,368    $    190,200    $     80,432

Cost of sales                      28,417          53,639          86,175          84,245
                             ------------    ------------    ------------    ------------
Gross margin                       54,027         (41,271)        104,025          (3,813)

Selling, general and
    administrative                 16,294          39,133         125,558         133,686
                             ------------    ------------    ------------    ------------
       Operating loss              37,733         (80,403)        (21,533)       (137,499)

    Interest expense               14,064          18,497          45,191          53,092
                             ------------    ------------    ------------    ------------
       NET LOSS              $     23,669    $    (98,900)   $    (66,724)   $   (190,591)
                             ============    ============    ============    ============

Basic and diluted loss per
    common share             $       (.00)   $       (.01)   $       (.00)   $       (.01)
Weighted average common
    shares outstanding         19,675,000      19,675,000      19,675,000      19,675,000

                       See notes to financial statements.

                         Technol Fuel Conditioners, Inc.
                            STATEMENTS OF CASH FLOWS
                  Nine Months Ended September 30, 2003 and 2002


                                                          2003         2002
                                                       ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                           $ (66,724)   $(190,591)
    Adjustments to reconcile net loss to net
      cash used in operating activities:
        Depreciation                                        --          1,553
      Net change in:
        Accounts receivable                               (6,130)      15,506
Inventory                                                  2,821        5,687
        Inventory                                          3,727       36,172
        Other current assets
        Accounts payable                                 (33,817)      (4,979)
        Accrued expenses                                  47,812       45,406
                                                       ---------    ---------
NET CASH USED IN OPERATING ACTIVITIES                    (55,132)     (96,933)
                                                       ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net proceeds (repayments) from line of credit         46,175      (19,517)
    Proceeds (repayments) from notes to stockholders        (221)     111,800
                                                       ---------    ---------

NET CASH PROVIDED BY FINANCING ACTIVITIES                 45,954       92,283
                                                       ---------    ---------
NET CHANGE IN CASH                                        (9,178)      (4,650)
CASH BALANCES
    -Beginning of period                                  11,069        4,650
                                                       ---------    ---------
    -End of period                                     $   1,891    $       0
                                                       =========    =========

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

                                   SIGNATURES

         Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized this 25th day of November, 2003.


TECHNOL FUEL CONDITIONERS, INC.


By: /s/  Melvin Hooper
         -----------------------
         Melvin Hooper,
         President