Form 10KSB/A
period 2003-12-31
TECHNOL FUEL CONDITIONERS INC
filed 2004-05-25
CIK 1109262

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB/A(1)

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

                         TECHNOL FUEL CONDITIONERS, INC.
                         -------------------------------
                         (Name of Small Business Issuer)

             (Formerly known as Brazilian-Indio Services.com, Inc.)


           Oregon                                      22-3084979
 ---------------------------------               ----------------------
 (State  or Other Jurisdiction of        (I.R.S. Employer Identification Number)
  Incorporation  or  Organization)

                                One Main St. #405
                               Eatontown, NJ 07724
                         ------------------------------
           (Address of Principal Executive Offices including Zip Code)

                                  800/645-4033
                           (Issuer's Telephone Number)

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE SECURITIES EXCHANGE ACT OF 1934:

                                                         Name  of Each Stock
          Title  of  Each  Class                    Exchange on Which Registered
 --------------------------------------------      ----------------------------
 Common Stock, Par Value  $0.001  Per  Share             Not  Applicable

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d)of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ ] NO [X]

The number of shares of Registrant's Common Stock outstanding on December 31, 2003 was 19,675,000 among 168 shareholders of record.

The Registrant's total revenues for the year ended December 31, 2003, were $298,967.

         (1) The purpose of this amendment is to include the proper year-end report, for the year ended December 31, 2003. Previously the report for the year ended December 31, 2002, had been refiled inadvertently and was received and disseminated as Accession Number 80000931731-04-000147, filed as of 05-20-2004. No changes have been made to the report for the year-ended December 31, 2003, as originally reviewed and signed by management as of May 18, 2004 and intended to have been filed on May 20, 2004.

                                TABLE OF CONTENTS
                                -----------------

                                                                            PAGE
                                                                            ----

PART  I
-------
ITEM  1.     DESCRIPTION OF BUSINESS                                          3

ITEM  2.     DESCRIPTION OF PROPERTY                                          3

ITEM  3.     LEGAL PROCEEDINGS                                                3

ITEM  4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS              3

PART  II
----------

ITEM  5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS         4

ITEM  6.     MANAGEMENT'S DISCUSSION AND ANALYSIS                             4

ITEM  7.     FINANCIAL STATEMENTS                                             6

ITEM  8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS                    6

PART  III
------------

ITEM  9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
             AND CONTROL PERSONS                                              7

ITEM  10.    EXECUTIVE COMPENSATION                                           8

ITEM  11.    SECURITY OWNERSHIP OF BENEFICIAL OWNERS                          8

ITEM  12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                   9

ITEM  13.    EXHIBITS AND REPORTS ON FORM 8-K                                10

SIGNATURES                                                                   11

PART  I

Item  1.  Description  of  Business.
----------------------------------------
         Technol Fuel Conditioners, Inc., a New Jersey based corporation, was established in 1965 to manufacture, package, market and distribute unique and technologically superior lubricants, fuel improvers, surfactants and detergents to aid in the fight against environmental pollution. Today, Technol combines established product lines to achieve this goal and is equipped to present advanced lubrication, superior fuel stabilizers and detergents for today's automotive aftermarket, gas and diesel engines, equipment and heavy industrial machinery. On March 6, 2000, at a meeting of the Directors, key employees and shareholders, it was unanimously agreed to alter the company's name. The name "Technol" was trademarked with the United State Office of Patents and Trademarks in 1991 and has been owned by Technol every since. The name "OTC," representing "Oil Technology Corporation," used by the previous ownership was abbreviated and been adopted by Technol under the new ownership. It was agreed at the aforementioned meeting that the company name should indicate its product or service. As such, the company officially changed its name to "Technol Fuel Conditioners, Inc." which became effective on June 15, 2000. As the owner and manufacturer of environmentally-friendly fuel treatments and conditioners, Technol Fuel Conditioners, Inc.'s products are specifically designed to reduce emissions, and lower maintenance and fuel costs. Technol has been focused on improving fuel quality, and thereby, the performance, handling, and economics of fuel products, and to aid in regulatory compliance with the requirements of the Environmental Protection Agency (EPA), the Occupational Safety & Hazards Administration (OSHA) and the Bureau of Mines.

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

         The Company presently trades on the Pink Sheets Stock Exchange. The Company has 168 shareholders of record as of December 31, 2003. The Company has never declared or paid any dividends, and although there are no restrictions limiting its ability to do so, it is unlikely to pay any dividends in the foreseeable future.

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

         The Agreement and Plan of Reorganization between the Company and BIS and BIS's majority shareholders was conditional upon The Company paying the aforementioned $55,000. The Company represented that they would be raising the $55,000 via a Regulation D, Rule 506 offering to raise up to $500,000 at $.50 per share in conjunction with a merger with USR Holdings Corp. ("USRH"), a Colorado corporation trading on the National Quotation Bureau Pink Sheet exchange under the symbol "USRH". On October 11, 2002, the Company entered into a Plan of Reorganization Agreement ("Reorg.") with USRH. Prior to Reorg., USRH had 563,388,309 shares of common stock issued and outstanding. As a condition of the Reorg., USRH agreed to enact a 1:400 reverse split, which was effectuated on December 19, 2002, resulting in 1,408,470 post-split shares of its common stock issued and outstanding. Upon and subject to the terms and conditions of the Reorg., USRH acquired from the Company's shareholders, all of the issued and outstanding shares of the Company's common stock in exchange for 18,260,000 shares of USRH newly issued stock, resulting in 19,668,470 post- merger shares issued and outstanding. By virtue of the transaction, USRH acquired the Company as a going concern, including all of the properties and assets of the Company of every kind, nature, and description, tangible and intangible, wherever situated, including, without limiting the generality of the foregoing, its business as a going concern, its goodwill, and the corporate name (subject to changes referred to or permitted herein or occurring in the ordinary course of business prior to the time of closing provided herein). Upon, and immediately subsequent to, the aforementioned acquisition, USRH merged into its wholly-owned subsidiary (the Company) under Section 7-7106 of the Colorado Corporations Code. It's name was formally changed to Technol Fuel Conditioners, Inc. and it is presently trading under the new symbol, "THFC". Issuance and delivery of stock. In consideration of and in exchange for the foregoing transfer, assignment, and conveyance, and subject to compliance by USRH and the Company with their warranties and undertakings contained herein, USRH issued and delivered to the Company one or more stock certificates registered in the name of the undersigned shareholders of the Company, on a pro-rata basis totaling 11,260,000 in exchange for 1,185,600 shares of the Company Common stock constituting 100% of the issued and outstanding shares of the Company. In addition out of the 18,260,00 shares the following shares were issued: 4,941,530 were issued to the Technol Funding Group, 200,000 shares to Netresolutions.com, Inc., a Nevada corporation, as part of the Brazilian-Indio merger and, 1,950,000 shares to Technol Funding Group, which have been placed into escrow for the Technol Funding Group upon completion of a funding agreement, which constituted all of the Company shares or rights to shares on a fully diluted basis including warrants, options or stock purchase rights including claims regarding any other shares of the Company. All of the shares exchanged were, upon such issuance and delivery, fully paid and non-assessable. The Company agreed to pay off a $30,000 pre-existing debt of US Receivables Management Corp., a subsidiary of USRH, as well as, to purchase 85,000 USRH common stock post-split shares from Greco Family Limited Partnership for a sum of $70,000. (Subsequent to the Reorg., the Greco Family Limited Partnership has agreed to sell its 85,000 post-reverse split shares for $55,000 instead of $70,000, and the Company and USRH have agreed to incorporate this modification into the Reorg.) On October 22, 2002, the Company effectuated the Regulation D, Rule 506 Offering ("Offering"), upon which the first phase was terminated on January 19, 2002 and the Company raised $197,000. (As set forth in the offering memorandum, the second phase of the Offering is presently on-going and is scheduled to terminate on February 28, 2002, unless the officers and directors agree to extend the Offering termination date.) Pursuant to the Use of Proceeds section in the Offering, the funds were used, among other things, to pay the requisite amounts due BIS and USRH in order to complete those transactions. Having met the conditions requisite to consummate its transactions with BIS and USRG, simultaneous mergers took place on January 31, 2002 between the Company, BIS and USRH whereby, on January 31, 2002, pursuant to Rule 12g-3(a) of the General Rules and Regulations of the Securities and Exchange Commission, the Company became the successor issuer to BIS for reporting purposes under the Securities Exchange Act of 1934 and BIS and USRH became a wholly-owned subsidiaries of the Company. USRH is an on-going business. The parties contemplate that USRH will be spun off as a separate entity in the near future for appropriate consideration.

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

         During 2003, we mapped and implemented a strategy to fortify its infrastructure in those areas which would bolster its sales and marketing platform. This included the hiring of professional and experienced personnel whose responsibilities include business plan and marketing strategy monitoring, field sales support, technical service, customer service, competition analysis and distributorship expansion.

         In addition, the company performed a complete overhaul of its corporate image and presence which included adopting a new trademarked logo, setting a comprehensive color code scheme to enhance product recognition and barcodes.

Results of Operations:

         The Company had revenues of $298,967 from business operations during the year ended 2003 as opposed to $181,961 for the year ended 2002. We incurred a loss of ($99,465) or ($.01) per share (basic and diluted) on revenue of
$298,967. For the year ended 2002, the Company incurred losses totaling ($209,337) or ($0.01) per share (basic and diluted) on revenue of $181,961. The Company will continue to make efforts to reduce expenses while maintaining or increasing fiscal productivity. The Company's "Total Liabilities and Stockholder's Equity" for year ending 2003 was $82,131 of which, as set forth on Page F-2 of the attached Financials.

ITEM  7.     FINANCIAL  STATEMENTS

         The Financial Statements of Technol Fuel Conditioners, Inc. (excluding any of the accounts of Technol or USRH) for the year ended December 31, 2003, together with Independent Auditor's Report thereon, are contained in on pages F-1 through F-8, attached and are incorporated herein by this reference.

ITEM  8.     CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS

         None.

PART  III

ITEM  9.     DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL
PERSONS

As of December 31, 2003, the Company's Directors and Officers are as follows:

       Name              Age    Positions and Offices Held
  -------------------    ---    -----------------------------
Melvin E. Hooper         54     President & Chief Executive Officer & Director
Odette Lichtman          51     Secretary-Treasurer & Vice President & Director
Jack Kruse               69     Vice-President & Director
Barry Sprague            56     Vice-President

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

Jack Kruse, Vice-President - Industrial Sales has been affiliated with Technol Fuel Conditioners, Inc. since 1991. His entire career has been in the oil industry. Following his graduation from Elida High School in Elida, Ohio, a four-year tour of duty in the United States Army, and attending Harvey Institute of Technology, Mr. Kruse was employed in various managerial and executive positions in such major firms as Standard Oil Co. of Ohio, Landmark, Inc., Emulsions

Fuels Inc., and Petroferm, Inc., a cumulative and impressive 44 years in the business. He is well- regarded in the fuel conditioning and emulsification industries and Technol Fuel Conditioners, Inc. and has been able to offer the Company the benefit of his knowledge and resources through his employment with Texpar Energy, Inc. of Wisconsin.

Barry N. Sprague, Chief Chemist, has been involved with Technol Fuel Conditioners, Inc. since 1991. He has more than15 years of responsible experience in designing and managing product research and development, quality control, chemical analytical laboratories and customer relations. Mr. Sprague's chemical engineering innovations has earned him 8 patents and 10 patents pending. Mr. Sprague "s extensive knowledge and chemical engineering experiences are a proven valuable asset contributing to Technol Fuel Conditioners, Inc.

ITEM  10.     EXECUTIVE  COMPENSATION

         The following table summarizes certain information concerning executive compensation paid to or accrued by the Company's chief executive officer during the Company's last three fiscal years. During this time no executive officer earned or received annual compensation exceeding $100,000.

SUMMARY COMPENSATION TABLE

                  Annual Compensation                                           Long Term Compensation
                  -------------------                                           ----------------------

                                                                       Other            Restricted
                                                                       Annual           Stock       Other
                                                                       Compensation     Awards    Compensation
                                                                       ------------     ------    ------------
Name and principal position      Year   Salary   Bonus
---------------------------      ----   ------   -----

Melvin Hooper, President         2002   $48,000   $ 0                      $0            $ 0           $ 0

Odette Lichtman, Secretary       2002   $15,000   $ 0                      $0            $ 0           $ 0

B. Sprague, Vice-President       2002   $ 7,800   $ 0                      $0            $ 0           $ 0


ITEM  11.  SECURITY  OWNERSHIP  OF  BENEFICIAL  OWNERS

         The following table sets forth each person known by the Company to be the beneficial owner of five percent or more of the Company's Common Stock as of December 31, 2003, all directors individually and all directors and officers of the Company as a group. Except as noted, each person has sole voting and investment power with respect to the shares shown.

Name  and  Address              Amount  of  Beneficial           Percentage
of  Beneficial  Owner           wnership                         of  Class
------------------------        --------------------------       -------------
Mark Lichtman(2)(4)                     5,411,696                  27.5%
2 Cedar Ave.
Allenhurst, NJ 07711

Odette Lichtman,(4)                     165,550                    less than 1%
Secretary, Treasurer,
VP & Director
2 Cedar Ave.
Allenhurst, NJ 07711

Technol Funding Group(3)                1,950,000                   10%
1004 Depot Hill Rd.
Broomfield, CO 80020

Frederick K. Moss(2)                    3,871,373                   20%
37 Riverside Dr.
New York, NY 10023

Melvin E. Hooper,                         100,000                   less than 1%
President, CEO
& Director
802 Hillside Ave.
Middletown, NJ 07748

Jack Kruse, VP &                          100,000                   less than 1%
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

                  31.1     Chief Executive  Officer and Chief Financial  Officer
                           Certification   pursuant   to  Section   302  of  the
                           Sarbanes-Oxley Act of 2002

                  32.1 Chief Executive Officer and Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herein.

                        INDEPENDENT AUDITORS' REPORT

Board of Directors
    Technol Fuel Conditioners, Inc.
    Eatontown, New Jersey

We have audited the accompanying balance sheet of Technol Fuel Conditioners, Inc. as of December 31, 2003, and the related statements of operations, changes in stockholders' deficit, and cash flows for the two years then ended. These financial statements are the responsibility of Technol's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Technol Fuel Conditioners, Inc. as of December 31, 2003, and the results of its operations and its cash flows for the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

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



/s/ MALONE & BAILEY, PLLC
www.malone-bailey.com
Houston, Texas


April 5, 2004

                         Technol Fuel Conditioners, Inc.
                                  BALANCE SHEET
                                December 31, 2003

ASSETS

Current Assets
    Cash                                                      $     2,090
    Accounts receivable, net                                       78,855
    Inventory, net                                                    776
    Prepaid expenses                                                  410
                                                              -----------
       TOTAL ASSETS                                           $    82,131
                                                              ===========



LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
    Accounts payable                                          $    21,762
    Accrued expenses                                              267,133
    Line of credit from a related party                           182,880
    Loans payable to stockholders                                 803,291
                                                              -----------
       TOTAL LIABILITIES                                        1,275,066
                                                              -----------
Commitments


STOCKHOLDERS' DEFICIT
    Common stock, $.001 par, 700,000,000 shares authorized,
       19,675,000 issued and outstanding                           19,675
    Paid in capital                                               528,625
    Retained deficit                                           (1,741,235)
                                                              -----------
       Total Stockholders' Deficit                             (1,192,935)
                                                              -----------
       TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT            $    82,131
                                                              ===========

                 See accompanying summary of accounting policies
                       and notes to financial statements.

                         Technol Fuel Conditioners, Inc.
                            STATEMENTS OF OPERATIONS
                     Years Ended December 31, 2003 and 2002


                                              2003            2002
                                          ------------    ------------
Revenues                                  $    298,967    $    181,961

Cost of Sales                                  151,796         135,793
                                          ------------    ------------
Gross Margin                                   147,171          46,168

Selling, general and administrative            162,401         181,488
                                          ------------    ------------
       Operating Loss                          (15,230)       (135,320)

    Interest expense                           (84,235)        (74,017)
                                          ------------    ------------
       NET LOSS                           $    (99,465)   $   (209,337)
                                          ============    ============

Basic and diluted loss per common share   $       (.01)   $       (.01)
Weighted average common shares
    outstanding                             19,675,000      19,675,000



                 See accompanying summary of accounting policies
                       and notes to financial statements.

                         Technol Fuel Conditioners, Inc.
                 STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                     Years Ended December 31, 2003 and 2002

                                                          Additional
                                     Common Stock           Paid-In        Retained
                                Shares          Par         Capital        Deficit         Totals
                              -----------   -----------   -----------    -----------    -----------
Balances at
  December 31, 2001            11,513,000   $    11,513   $   536,787    $(1,432,433)   $  (884,133)

Recapitalization-shares to:
- USRH shareholders             1,408,470         1,408        (1,408)          --             --

- BIS shareholders                200,000           200          (200)          --             --

- Technol Funding Group         6,553,530         6,554        (6,554)          --             --

Net loss                             --            --            --         (209,337)      (209,337)
                              -----------   -----------   -----------    -----------    -----------
Balances at
    December 31, 2002          19,675,000        19,675       528,625     (1,641,770)    (1,093,470)

Net loss                             --            --            --          (99,465)       (99,465)
                              -----------   -----------   -----------    -----------    -----------
Balances at
  December 31, 2003            19,675,000   $    19,675   $   528,625    $ 1,741,235    $(1,192,935)
                              ===========   ===========   ===========    ===========    ===========


                 See accompanying summary of accounting policies
                       and notes to financial statements.

                         Technol Fuel Conditioners, Inc.
                            STATEMENTS OF CASH FLOWS
                     Years Ended December 31, 2003 and 2002


                                                  2003         2002
                                               ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                   $ (99,465)   $(209,337)
    Adjustments to reconcile net loss to net
      cash used in operating activities:
        Depreciation                                --          2,071
        Write off of obsolete inventory             --         36,000
      Net change in:
        Accounts receivable                      (38,349)     (16,111)
        Inventory                                 16,820       16,638
        Other current assets
        Accounts payable                         (29,646)       2,981
        Accrued expenses                          84,168       54,034
                                               ---------    ---------
NET CASH USED IN OPERATING ACTIVITIES            (66,472)    (113,724)
                                               ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net change in line of credit                  57,714        1,779
    Payments on notes to stockholders               (221)        --
    Proceeds from notes to stockholders             --        118,364
                                               ---------    ---------
                                                            ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES         57,493      120,143
                                               ---------    ---------
NET CHANGE IN CASH                                (8,979)       6,419
CASH BALANCES
    -Beginning of period                          11,069        4,650
                                               ---------    ---------
    -End of period                             $   2,090    $  11,069
                                               =========    =========
SUPPLEMENTAL DISCLOSURES
    Interest paid                              $   7,701    $  19,662

                 See accompanying summary of accounting policies
                       and notes to financial statements.

                         Technol Fuel Conditioners, Inc.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business. Technol Fuel Conditioners, Inc. ("Technol") was incorporated in New Jersey on January 4, 1991 as OTC, Inc. The name was changed on June 27, 2000. Technol is in the business of wholesaling, distributing and retailing oil additives.

Effective January 2, 2002, Technol agreed to recapitalize with both Brazilian-Indio Services.com, Inc. "(BIS)" (an Oregon corporation) and USR Holdings Co. "(USRH)". At this date, Technol became a wholly-owned subsidiary of BIS and USRH was spun off to USRH's former majority shareholder. To accommodate this recapitalization, (a) 319,137 shares were redistributed from certain Technol shareholders to three new shareholders and accounted for as shares issued for services rendered in 2001 and valued at their estimated fair value of $.50 per share, (b) Technol's existing shareholders holding 1,185,600 shares were issued 11,260,000 shares in BIS and accounted for as a stock split, (c) former USRH shareholders were issued 1,408,470 shares in BIS, (d) existing BIS shareholders were reduced via a reverse stock split to 200,000 shares, (e) Technol Funding Group, an entity formed to accomplish this recapitalization, was issued 6,553,530 shares for services in connection with the recapitalization and
(f) 253,000 shares was issued under a private placement memorandum for $126,500 in cash contributed to Technol in 2001. Immediately after the merger, BIS's name was changed to Technol Fuel Conditioners, Inc. Because original BIS shareholders retained only a tiny fraction of the combined entity, the purchase was accounted for as a reverse merger.

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

Allowance for Doubtful Accounts. Bad debt expense is recognized based on management's estimate of likely losses per year, based on past experience and an estimate of current year uncollectible amounts. There was no allowance at December 31, 2003.

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


NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, Technol has incurred net losses of $99,465 and $209,337 during the years ended December 31, 2003 and 2002, respectively and has a negative working capital of $1,192,935 as of December 31, 2003. These conditions create an uncertainty as to Technol's ability to continue as a going concern. Management is trying to reduce expenses and increase marketing efforts. The financial statements do not include any adjustments that might be necessary if Technol is unable to continue as a going concern.


NOTE 3 - LINE OF CREDIT FROM A RELATED PARTY

Technol had a line of credit with Wells Fargo until October 2002. In October 2002, Wells Fargo requested a payoff on the line of credit. A shareholder paid the line of credit off by obtaining a personal line of credit. The shareholder allows Technol to use their personal line of credit and make the required payments of principal and interest.


NOTE 4 - LOAN PAYABLE TO STOCKHOLDERS

Loan payable to stockholders consists of non-interest bearing loans from two stockholders to Technol. The loans are due on demand, have no collateral and interest of 7.5% is being imputed.

NOTE 5 - INCOME TAXES

                  Deferred tax assets                           $(105,000)
                  Less: valuation allowance                       105,000
                                                                ---------
                  Net deferred taxes                      $          --
                                                                =========

Until the merger on January 2, 2002, Technol elected subchapter S treatment for tax purposes and all losses through that date passed to the individual shareholders. Effective January 2, 2002, Technol is taxed as a C Corporation. Technol has a net operating loss of approximately $309,000 as of December 31, 2003 which expires between 2022 and 2023.

NOTE 6 - COMMITMENTS

Technol leases its office under an operating lease through January 31, 2005. The monthly rental payments are $960. Rent expense under the lease was $10,415 and $11,175 for the periods ended December 31, 2003 and 2002, respectively.


NOTE 7 - MAJOR CUSTOMERS

Technol had one customer that accounted for 71% of net sales during 2003 and no major customer for 2002.


NOTE 8 - MAJOR VENDORS

Technol had one vendor that accounted for 93% of net purchases during 2003 and no major vendors for 2002.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Technol Fuel Conditioners, Inc.

Date: May 18, 2004

By: /s/ Mel Hooper
----------------------------
Mel Hooper, President and acting CFO (Principal Executive Officer)


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


         Signature                       Title                     Date
         ---------                       -----                     ----

/s/ Mel Hooper
------------------------             President,               May 18, 2004
Mel Hooper                           CFO
                                     and Director
/s/ Odette Lichtman
------------------------             Secretary and            May 18, 2004
Odette Lichtman                      Director


/S/ Jack Kruse                       Vice-President and       May 18, 2004
------------------------             Director
Jack Kruse