Form 10QSB
period 2004-03-31
TECHNOL FUEL CONDITIONERS INC
filed 2004-06-14
CIK 1109262

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB
                                  ___________

                                   (Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2004.

[_]      Transition report under Section 13 or 15(d) of the Securities  Exchange
         Act  of  1934  (No  fee  required)  for  the  transition   period  from
         _____________ to _______________.

                        TECHNOL FUEL CONDITIONERS, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

                          Primary Standard Industrial

State of Incorporation         Classification Code Number           22-3084979
----------------------         --------------------------           ----------
       Oregon                             2911                      IRS ID No.



                             One Main Street, #405
                              Eatontown, NJ 07724
              ---------------------------------------------------
              (Address of Principal Executive Offices) (Zip Code)

                                 (800) 645-0109
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


--------------------------------------------------------------------------------

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [_]  No [X]

The number of shares outstanding of Registrant's common stock ($0.001 par value) as of the quarter ended March 31, 2004 is 19,675,000.

                               TABLE OF CONTENTS
                               -----------------

PART I

                                                                            Page



ITEM 1. FINANCIAL STATEMENTS.................................................  1

ITEM 2. BUSINESS AND PLAN OF OPERATION.......................................  2

ITEM 3. CONTROLS AND PROCEDURES..............................................  3


PART II


ITEM 1.  LEGAL PROCEEDINGS...................................................  3

ITEM 2.  CHANGES IN SECURITIES...............................................  3

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.....................................  3

ITEM 4.  SUBMISSION TO A VOTE OF SECURITY HOLDERS............................  4

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K....................................  4

SIGNATURES...................................................................  5

PART I

ITEM 1.  FINANCIAL STATEMENTS

      Unless otherwise indicated, the term "Company" refers to Technol Fuel Conditioners, Inc. and its subsidiaries and predecessors. The accompanying consolidated unaudited condensed financial statements have been prepared by management in accordance with the instructions in Form 10-QSB and, therefore, do not include all information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with Company's Annual Report to Shareholders on Form 10-KSB for the fiscal year ended December 31, 2003. These statements do include all the normal recurring adjustments, which the Company believes is necessary and affords a fair presentation. The interim results are not necessarily indicative of the results for the full year ending December 31, 2004. Accordingly, consolidated unaudited interim financial statements, including a balance sheet for the Company as of the fiscal quarter ended March 31, 2004, and, statements of operations and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding fiscal year are attached hereto as Pages F-1 through F-4 and are incorporated herein by this reference.

                        Technol Fuel Conditioners, Inc.
                                 BALANCE SHEET
                                 March 31, 2004


ASSETS

Current Assets
   Cash                                                             $    6,725
   Accounts receivable, net                                             13,281
   Prepaid expenses                                                        410
                                                                    ----------
     TOTAL ASSETS                                                   $   20,416
                                                                    ==========



LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
   Accrued expenses                                                 $  295,388
   Line of credit from a related party                                 167,830
   Loans payable to stockholders                                       803,290
                                                                    ----------
     TOTAL LIABILITIES                                               1,266,508
                                                                    ----------
Commitments


STOCKHOLDERS' DEFICIT
   Common stock, $.001 par, 700,000,000 shares authorized,
     19,675,000 issued and outstanding                                  19,675
   Paid in capital                                                     528,625
   Retained deficit                                                 (1,794,392)
                                                                    ----------
     Total Stockholders' Deficit                                    (1,246,092)
                                                                    ----------
     TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                    $   20,416
                                                                    ==========

                        Technol Fuel Conditioners, Inc.
                            STATEMENTS OF OPERATIONS
                   Three Months Ended March 31, 2004 and 2003


                                                      2004              2003
                                                 -----------       -----------
Revenues                                         $   107,002       $    98,246

Cost of Sales                                         42,318            43,846
                                                 -----------       -----------
Gross Margin                                          64,684            54,400

Selling, general and administrative                   94,549            29,738
                                                 -----------       -----------
     Operating Loss                                  (29,865)           24,662

   Interest expense                                  (23,293)          (57,833)
                                                 -----------       -----------
     NET LOSS                                    $   (53,158)      $   (33,171)
                                                 ===========       ===========

Basic and diluted loss per common share                $(.00)            $(.00)
Weighted average common shares
   outstanding                                    19,675,000        19,675,000

                       Technol Fuel Conditioners, Inc.
                           STATEMENTS OF CASH FLOWS
                  Three Months Ended March 31, 2004 and 2003


                                                          2004         2003
                                                       ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                            $ (53,158)    $ (33,171)
   Adjustments to reconcile net loss to net
    cash provided by (used in) operating activities:
    Net change in:
      Accounts receivable                                 65,574        13,900
      Inventory                                              776         2,821
      Other current assets
      Accounts payable                                   (21,762)      (43,040)
      Accrued expenses                                    28,254        55,300
                                                       ---------     ---------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES       19,684        (4,190)
                                                       ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net change in line of credit                          (15,049)           --
   Proceeds from notes to stockholders                        --          (221)
                                                       ---------     ---------
NET CASH USED IN FINANCING ACTIVITIES                    (15,049)         (221)
                                                       ---------     ---------
NET CHANGE IN CASH                                         4,635        (4,411)
CASH BALANCES
   -Beginning of period                                    2,090        11,069
                                                       ---------     ---------
   -End of period                                      $   6,725     $   6,658
                                                       =========     =========

                        Technol Fuel Conditioners, Inc.
                         NOTES TO FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Technol Fuel Conditioners, Inc. ("Technol") have been prepared in accordance with generally accepted accounting principles and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in Technol's latest annual report filed with the SEC on Form 10KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal year 2003, as reported in the 10KSB, have been omitted.

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

Results of Operations

      For the three month period ended March 31, 2004, the Company sustained a loss of ($53,158)or ($0.00) per share (basic and diluted) on revenue of $107,002. For the comparable period of 2003, the Company sustained a loss of ($33,171) or ($0.00) per share (basic and diluted) on revenue of $98,246. The increase in net loss for the period of ended March 31, 2004 is due to additional salaries. The Company continues to make efforts to reduce expenses while maintaining or increasing fiscal productivity.

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

ITEM 2. CHANGES IN SECURITIES

      During the quarter ended March 31, 2004, there were no changes in securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      During the quarter ended March 31, 2004 there were no defaults upon senior securities.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      During the quarter ended March 31, 2004, there were no matters submitted to a vote of the Company's shareholders.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8_K

      During the quarter ended March 31, 2004, there were no matters submitted on Form 8-K

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

Date: June 9, 2004

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


      Signature                     Title                         Date
      ---------                     -----                         ----

/s/ Mel Hooper
------------------------            President,              June 9, 2004
Mel Hooper                          CFO
                                    and Director
/s/ Odette Lichtman
------------------------            Secretary and           June 9, 2004
Odette Lichtman                     Director

/S/ Jack Kruse                      Vice-President and      June 9, 2004
------------------------            Director
Jack Kruse