Form 10KSB
period 2004-12-31
TECHNOL FUEL CONDITIONERS INC
filed 2005-08-09
CIK 1109262

U.S. SECURITIES AND
                               EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

                                     TECHNOL
                             FUEL CONDITIONERS, INC.
                             -----------------------
                         (Name of Small Business Issuer)

             Colorado                                           22-3084979
---------------------------------                         ----------------------
  (State or Other Jurisdiction                               (I.R.S. Employer
of Incorporation or Organization)                         Identification Number)

                2800 Griffin Drive, Bowling Green, Kentucky 24101
           (Address of Principal Executive Offices including Zip Code)

                                  800-330-2535
                          (Issuer's Telephone Number)

             SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE
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

The number of shares of Registrant's Common Stock outstanding on December 31, 2004 was 19,675,000 among 177 shareholders of record.

The Registrant's total revenues for the year ended December 31, 2004, were $305,294.71.

                                TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----
PART I
------

ITEM 1.    DESCRIPTION OF BUSINESS ....................................     3

ITEM 2.    DESCRIPTION OF PROPERTY ....................................     3

ITEM 3.    LEGAL PROCEEDINGS ..........................................     3

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ........     3

PART II
-------

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS ...     4

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS .......................     4

ITEM 7.    FINANCIAL STATEMENTS .......................................    12

ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ..............    12

PART III
--------

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
           CONTROL PERSONS ............................................    12

ITEM 10.   EXECUTIVE COMPENSATION .....................................    13

ITEM 11.   SECURITY OWNERSHIP OF BENEFICIAL OWNERS ....................    13

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS .............    14

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K ...........................    14

SIGNATURES ............................................................    15

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

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

ITEM 2.  DESCRIPTION OF PROPERTY

The Company offices had been located at One Main Street, #405, Eatontown, NJ 07724 until June of 2005 when management changes and the offices were moved to 2800 Griffin Drive, Bowling Green, Kentucky 24101.

ITEM 3.  LEGAL PROCEEDINGS

There are no known legal actions on-going or pending involving the Company to the best of its knowledge.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None. The Company is simultaneously filing a Form 14 C with this 10KSB which 14 C is requesting shareholders to approve a number of changes in the Company's corporate status, operations, management and state of domicile.

                                     PART II
                                     -------

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company presently trades on the Pink Sheets Stock Exchange. The Company has 168 shareholders of record as of December 31, 2004. The Company has never declared or paid any dividends, and although there are no restrictions limiting its ability to do so, it is unlikely to pay any dividends in the foreseeable future.

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

The Agreement and Plan of Reorganization between the Company and BIS and BIS's majority shareholders was conditional upon The Company paying the aforementioned $55,000. The Company represented that they would be raising the $55,000 via a Regulation D, Rule 506 offering to raise up to $500,000 at $.50 per share in conjunction with a merger with USR Holdings Corp. ("USRH"), a Colorado corporation trading on the National Quotation Bureau Pink Sheet exchange under the symbol "USRH". On October 11, 2002, the Company entered into a Plan of Reorganization Agreement ("Reorg.") with USRH. Prior to Reorg., USRH had 563,388,309 shares of common stock issued and outstanding. As a condition of the Reorg., USRH agreed to enact a 1:400 reverse split, which was effectuated on December 19, 2002, resulting in 1,408,470 post-split shares of its common stock issued and outstanding. Upon and subject to the terms and conditions of the Reorg., USRH acquired from the Company's shareholders, all of the issued and outstanding shares of the Company's common stock in exchange for 18,260,000 shares of USRH newly issued stock, resulting in 19,668,470 post-merger shares issued and outstanding. By virtue of the transaction, USRH acquired the Company as a going concern, including all of the properties and assets of the Company of every kind, nature, and description, tangible and intangible, wherever situated, including, without limiting the generality of the foregoing, its business as a going concern, its goodwill, and the corporate name (subject to changes referred to or permitted herein or occurring in the ordinary course of business prior to the time of closing provided herein). Upon, and immediately subsequent to, the aforementioned acquisition, USRH merged into its wholly-owned subsidiary (the Company) under Section 7-7106 of the Colorado Corporations Code. It's name was formally changed to Technol Fuel Conditioners, Inc. and it is presently trading under the new symbol, "THFC". Issuance and delivery of stock. In consideration of and in exchange for the foregoing transfer, assignment, and conveyance, and subject to compliance by USRH and the Company with their warranties and undertakings contained herein, USRH issued and delivered to the Company one or more stock certificates registered in the name of the undersigned shareholders of the Company, on a pro-rata basis totaling 11,260,000 in exchange for 1,185,600 shares of the Company Common stock constituting 100% of the issued and outstanding shares of the Company. In addition out of the 18,260,00 shares the following shares were issued: 4,941,530 were issued to the Technol Funding Group, 200,000 shares to Netresolutions.com, Inc., a Nevada corporation, as part of the Brazilian-Indio merger and, 1,950,000 shares to Technol Funding Group, which have been placed into escrow for the Technol Funding Group upon completion of a funding agreement, which constituted all of the Company shares or rights to shares on a fully diluted basis including warrants, options or stock purchase rights including claims regarding any other shares of the Company. All of the shares exchanged were, upon such issuance and delivery, fully paid and non-assessable. The Company agreed to pay off a $30,000 pre-existing debt of US Receivables Management Corp., a subsidiary of USRH, as well as, to purchase 85,000 USRH common stock post-split shares from Greco Family Limited Partnership for a sum of $70,000. (Subsequent to the Reorganization, the Greco Family Limited Partnership has agreed to sell its 85,000 post-reverse split shares for $55,000 instead of $70,000, and the Company and USRH have agreed to incorporate this modification into the Reorg.) On October 22, 2002, the Company effectuated the Regulation D, Rule 506 Offering ("Offering"), upon which the first phase was terminated on January 19, 2002 and the Company raised $197,000. (As set forth in the offering memorandum, the second phase of the Offering is presently on-going and is scheduled to terminate on February 28, 2002, unless the officers and directors agree to extend the Offering termination date.) Pursuant to the Use of Proceeds section in the Offering, the funds were used, among other things, to pay the requisite amounts due BIS and USRH in order to complete those transactions. Having met the conditions requisite to consummate its transactions with BIS and USRG, simultaneous mergers took place on January 31, 2002 between the Company, BIS and USRH whereby, on January 31, 2002, pursuant to Rule 12g-3(a) of the General Rules and Regulations of the Securities and Exchange Commission, the Company became the successor issuer to BIS for reporting purposes under the Securities Exchange Act of 1934 and BIS and USRH became a wholly-owned subsidiaries of the Company. USRH is an on-going business. The parties contemplate that USRH will be spun off as a separate entity in the near future for appropriate consideration.

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

On January 2, 2002, Technol Fuel Conditioners, Inc. ("Technol"), a private New Jersey corporation, agreed to recapitalize with both the Company and USR Holdings Co. ("USRH"), a company that was trading on the Pink Sheet Exchange. At this date, Technol became a wholly-owned subsidiary of the Company and USRH was spun off to USRH's former majority shareholder. To accommodate this recapitalization, (a) 319,137 shares were redistributed from certain Technol shareholders to three new shareholders and accounted for as shares issued for services rendered in 2002 and valued at their estimated fair value of $.50 per share, (b) Technol's existing shareholders holding 1,185,600 shares were issued 11,260,000 shares in the Company and accounted for as a stock split, (c) former USRH shareholders were issued 1,408,470 shares in the Company, (d) existing Company shareholders were reduced via a reverse stock split to 200,000 shares,
(e) Technol Funding Group individuals and entities were issued 6,553,530 shares for services in connection with the recapitalization and (f) 253,000 shares was issued under a private placement memorandum for $126,500 in cash contributed to Technol in 2002. Immediately after the merger the Company's name was changed to Technol Fuel Conditioners, Inc.

RESULTS OF OPERATIONS:
----------------------

The Company had revenues of $305,294.72 from business operations during the year ended 2004 as opposed to $298,967.00 for the year ended 2003. It incurred operating expenses, general and administrative expenses in the amount of $390,082.98 for the year ended 2004 as opposed to $389,350.00 for the year ended 2003. The Company incurred a loss of ($214,064.90) or ($0.01) per share (basic and diluted) on revenue of $305,294.72 in 2004. For the year ended 2003, the Company incurred losses totaling $99,465.00 or ($0.005) per share (basic and diluted) on revenue of $298,967. The Company will continue to make efforts to reduce expenses while maintaining or increasing fiscal productivity. The Company's "Total Liabilities and Stockholder's Equity" for year ending 2004 was $137,011.17 of which, as set forth on Page F-2 of the attached Financials.

SUBSEQUENT EVENTS:
------------------

Pursuant to an Agreement and Plan of Acquisition dated as of April 10, 2005 (the "Acquisition Agreement"), by and among Technol Fuel Conditioners, Inc. (the "Registrant" or the "Company") and Allied Syndications, Inc., a Texas corporation ("Allied" or "AEG"), the Company acquired Allied as a partially owned operating subsidiary of the Registrant (the "Acquisition") pursuant to an Agreement and Plan of Acquisition between the Company and Allied. The Acquisition was dated April 10, 2005 and was be effective upon filing of the Articles of Share Acquisition in Colorado and Texas. Allied will become a wholly owned subsidiary of Registrant pursuant to the Acquisition and the completion of the "second step" of the Acquisition pertaining to the non-control blocks of Allied.

Immediately prior to the effective time of the Acquisition, Allied had outstanding 7,616,745 shares of its common stock ("Allied Common Stock"). In accordance with the Agreement and Plan of Acquisition, each share of Allied Common Stock automatically converted into and is exchangeable for one (1) share or more shares of the Registrant's newly-designated Series A Convertible Preferred Stock (the "TFC Series A"). Each share of TFC Series A is convertible into 1,000 shares of the Registrant's post reverse split common stock (assuming a 10 for 1 reverse stock split). A more complete description of the terms, rights and preferences of the TFC Series A is set forth in Registrant's Form 8-K under the heading "Description of Capital Stock" in Item 5 filed on April 25, 2005. Accordingly, on a fully-diluted basis, after giving effect to the Acquisition and the reverse split, the Registrant has or will, have approximately Fifty Five Million (55,000,000) shares of common stock outstanding. On all matters submitted to the holders of the Registrant's common stock, the holders of the TFC Series A stock are entitled to such number of votes as is equal to the number of the Registrant's common shares issuable upon conversion of such preferred stock. Accordingly, certain former Allied stockholders, who now collectively own the currently issued TFC Series A shares, together hold or will hold approximately 95 percent of the Registrant's outstanding voting power. As a condition to the acquisition, the newly elected directors of TFC agreed to sell all of the existing assets and business of Technol Fuel Conditioners, Inc., including all Technol Fuel Conditioners, Inc. (New Jersey) to former management and others in consideration of the assumption of all TFC operational debt and release of all indebtedness related to Technol Fuel Conditioners, Inc. the New Jersey corporation. The total debt of Technol

Fuel Conditioners, Inc. (New Jersey) being assumed by the buyers is approximately One Million Two Hundred Sixty Six Thousand Five Hundred and Eight dollars ($1,266,508.00).

In accordance with the Agreement and Plan of Acquisition, the Registrant's Board of Directors was reconstituted immediately following the effective time of the Acquisition. Specifically, prior to December 31, 2004, the Registrant's Board of Directors consisted of Melvin Hooper and Odette Lichtman. On December 17, 2004 Odette Lichtman resigned, leaving Mr. Hooper as the sole director. Immediately following the Acquisition, in accordance with the Registrant's bylaws and the Colorado Business Corporation Act, Mr. Hooper appointed Richard Underwood, an existing director of Allied as the new Director of the Company and then resigned. Following their appointment, the Registrant's newly-constituted board of directors appointed new officers of the Registrant, as follows: Richard P. Underwood, President & CEO and Secretary. More complete biographical information concerning each of the Registrant's new officers and directors is set forth in
Item 5 of this Form 8-K under the heading "Management."

The Agreement also requires the filing of amendments to the prior filings of the Company to properly reflect the domicile of the Company as Colorado and not Oregon or New Jersey and certain other adjustments to the prior filings by the Company reflecting approximately $45,000.00 in parent company debt not previously recorded.

INFORMATION ON ALLIED:

Allied (AEG) is a diversified company involved in several aspects of the natural energy business. The main focus of the Company since its inception has been to raise funds through oil and gas exploration and development partnership agreements and raising funds for acquisition of other oil and gas prospects, including a coal property in Iowa and an energy fund in Europe.

In September of 2004, AEG acquired 10% of the mineral rights (fee simple) to 1,200 +/- acre deep-mine coal operations located in Lucas County, Iowa. In a reserve appraisal prepared in 1987, the Morrison-Knudson Company, Inc. reported that an estimated 32,000,000 (32 million) tons of coal are in place for this project. The project is currently on hold pending funding. In the last 12 months, AEG has established drilling/development operations in Shelby, Leon, Kent, and Live Oak Counties, Texas. On August 18, 2004, the Fortune/Allied #1H (horizontal-dual lateral Fredricksburg Limestone) well located in Shelby County tested at 188 barrels of crude and 216,000 cubic feet of natural gas per day. In February of 2005, AEG acquired a 10% interest in the limited-entry stimulation frac treatment of the Fortune/Heart #1 horizontal well located in the Joaquin Field of Shelby County, Texas.

AEG has secured 800 acres of leasehold in Leon County, Texas with targeted reservoirs including but not limited to the SubClarksville, Travis Peak, and Bossier Sandstones in addition to the Rodessa Limestone. Estimated potential reserves in place for the Rodessa Limestone alone are 30 BCF (billion cubic feet) of natural gas. Additional horizons could yield over 50 BCFGE total.

In May, 2005 AEG partnered with Halliburton Operating Company to drill the Midland Basin Prospect (5,000 vertical test) in Kent County, Texas. The first well was deemed non-commercial. An additional test well is being evaluated. Estimated potential reserves are 100,000 - 300,000 BO per well-bore. AEG's Oakwood Prospect located in Leon County, Texas is an off-set to the RS Dailey #10 that has produced nearly 13 billion cubic feet of natural gas ($100 million in gross revenue at today's prices). AEG is currently drilling this 10,000 ft. well and expects to reach T.D. by the end of August. AEG's "Live Oak" Prospect is located in northeast Live Oak County, Texas approximately 45 minutes north of Corpus Christi, Texas. The primary objective is to drill a 7,600' vertical well to test the "Slick" and "Luling" Wilcox Sandstones to potentially develop reserves of 6,188,000 (6.188 billion) cubic feet of natural gas and 73,000 barrels of associated condensate (oil). Drilling is scheduled to commence in September, 2005.

AEG has organized an international energy fund that specializes in direct and indirect investments in oil and gas assets. The company will derive its income from retaining 20% of the fund's annual profit plus a 2% management fee. The primary purpose of the fund is to syndicate oil and gas projects throughout the U.S. as well as provide mezzanine financing to independent oil and gas companies secured by collateral and project ownership equity.

ALLIED MANAGEMENT

                              EXECUTIVE MANAGEMENT

         RICHARD P. UNDERWOOD, PRESIDENT

Mr. Underwood has over 28 years of diversified business experience involving not only the operation of successful businesses but also in the start up phases. Mr. Underwood has also worked with numerous partners in the energy industry over the last 19 years. Mr. Underwood brings with him a proven record of accomplishments as an effective leader, demonstrating exceptional sales and marketing skills, while taking a systematic approach toward corporate growth and fiduciary accountability. Mr. Underwood has a proven record of success offering niche opportunities throughout the domestic US energy industry.

Mr. Underwood's background includes business to business activities, in sales, marketing, development and management. His experience includes involvement in the drilling and/or development of over 400 oil and gas wells, totaling over $150 million of investment capital on behalf of investors both nationally and internationally.

Mr. Underwood attended Ottawa University and was a licensed General Contractor in the state of California in the late 1970's. Until January 2005, he served on the Board of Directors for OTR Media, Inc., a mobile outdoor advertising firm, which he founded in 2002. OTR Media was recently sold to a public company. Additionally, Mr. Underwood is the owner/manager of Crude Oil Drilling, Inc.

         STEVE S. STENGELL, SENIOR VICE PRESIDENT OPERATIONS

Mr. Stengell has over 8 years of progressive management experience in the oil and gas industry including operations planning, program syndication, investment banking, investor relations, strategic planning, drilling, exploration and production operations. He has extensive experience in developing and evaluating oil and natural gas developmental programs for individual clients and the NASD Broker Dealer industry as a whole.

Mr. Stengell has actively been involved with the drilling and development of more than 25 geographical areas throughout the domestic U. S. primarily located in the East Texas Basin, Southern Louisiana, Appalachian Basin, and the Gulf Coast Areas.

In 1995, Mr. Stengell received a Bachelors Degree in Corporate Finance from the University of Kentucky and more recently a Master of Business Administration
(MBA) from Western Kentucky University. Mr. Stengell has earned the qualified status of (CFMA) Chartered Financial Management Analyst with the American Academy of Financial Management.

Mr. Stengell recently completed the 2004 Executive Management Program at Harvard University sponsored by the IPAA Independent Petroleum Association of America in conjunction with the Harvard Business School of Cambridge, Massachusetts. Instructed by senior professors and faculty from the Harvard Business School, the Executive Management Program is an intensive program designed to enhance the skills of today's oil and gas executive and provide him with proven management techniques specifically tailored to the energy industry. This program only accepts a maximum of 30 oil and gas industry executives annually each of whom must be an owner or manager of his or her company.

         SCOTT A. HARRIS, SENIOR VICE PRESIDENT PROJECT FUNDING

Mr. Harris has a diverse entrepreneurial background with over 15 years of extensive experience in marketing, sales, and all facets of business operations. Mr. Harris has held key management positions in startup and fledgling companies, Mr. Harris played an innovative part in the expansion of two international companies and has owned and operated his own successful businesses. He was an Executive Director with an international company that was ranked #1 in INC 500 Magazine as the fastest growing privately held company in America. He managed and developed a sales force in the USA, Mexico and Taiwan, producing millions of dollars in annual sales of products and services. With another international company, Mr. Harris built a sales organization from zero to nearly 20,000 distributors in less than a year resulting in over $4.5 million in sales.

Mr. Harris also has a strong background in the staffing industry where he has developed, trained, and managed teams for sales, customer service and recruiting. Over the last few years, Scott has built a niche for himself as a business consultant for small to medium-sized companies and secured contracts with industry partners to offer essential products and services for his clients at the most competitive prices.

As Senior Vice President, Scott's experience and contribution has been critical in the successful capitalization of Allied Energy Group (AEG). Mr. Harris plays a key role in developing strategic business relationships for the company and ensuring a clear channel of communication from field operations to AEG's shareholders and investor partners. Scott attended Murray State University in Murray, KY where he received a Bachelor's degree in Agriculture Science. Prior to college, Mr. Harris was a proud member of the U.S. Marine Corps specializing in supply and warehouse management.

                           ALLIED'S ADVISORY COMMITTEE

         THE FOLLOWING ARE INDIVIDUALS WHO HAVE AGREED TO SERVE AS ADVISORS TO ALLIED ENERGY GROUP BUT DO NOT SERVE ON THE BOARD OF DIRECTORS. THEIR CAPACITY IS ADVISORY ONLY.

         SAMUEL "SAM" W. MEEK, III - CHAIRMAN

Mr. Meek is a graduate of Texas Agricultural and Mechanical University, College Station, Bachelor of Sciences. Mr. Meek has over 40 years of experience in the petroleum industry. This includes the sale and marketing of production equipment in Texas, Oklahoma, the Netherlands, England, and Indonesia. The nature of this experience includes, initially, the selection and application of artificial lift equipment, followed by the management of domestic and international district and regional sales personnel. Additionally, Mr. Meek held the position of manager of product development for the firm from which he recently retired.

Mr. Meek's work in the oil production industry was in support of major and independent oil and gas firms' oil recovery activities. Mr. Meek is currently serving as an in-house consultant for Allied Energy Group.

         RAYMOND J. KRIZEK, PH.D.

Dr. Raymond J. Krizek was born and raised in a rural area east of Baltimore, Maryland. Following a B.E. from Johns Hopkins University in 1954, an M.S. from the University of Maryland in 1961, and a Ph.D. from Northwestern University in 1963, two years service in the U.S. Army Corps of Engineers, and some work experience, he joined the faculty of the Department of Civil Engineering at Northwestern University in geotechnical engineering and now holds the Stanley F. Pepper endowed chair. Dr. Krizek is a Registered Professional Engineer and has been active in leadership roles with a number of local, national, and international committees, including the presidency of the Geo-Institute.

His work has typically involved a synthesis of theory and testing, and he has made several major contributions to both the state-of-the-art and the state-of-the-practice in geotechnical engineering. His publications include about 300 papers in 10 different ASCE journals and many other journals and proceedings. He has advised more than 60 doctoral and 280 master's degree students. Among the major recognitions for his work are the Hogentogler Award
(ASTM), Huber Prize (ASCE), Terzaghi Award (ASCE), Wallace Hayward Baker Award (Geo-Institute), Palmes Academiques (French Ministry of Education), an honorary doctorate from the University of Cantabria in Spain, honorary membership in the American Society of Civil Engineers, and election to the Spanish Royal Academy of Engineering and the U.S. National Academy of Engineering.

Dr. Krizek hiked several hundred miles of the Appalachian Trial and is still proud of achieving the rank of Eagle Scout. He presently lives in Glenview, Illinois, with his wife, Claudia, and they have two sons, Robert and Kevin. Robert is a computer science specialist and sports official, and Kevin, an eight-time Iron Man triathlete, is an assistant professor in urban planning at the University of Minnesota.

         COLE HALLIBURTON

Mr. Halliburton currently serves as President and CEO of Halliburton Operating Company with offices located in Dallas, Texas. Contributing over 20 years of industry experience to the Allied Energy Group, Mr. Halliburton is an expert in the areas of oil and gas lease acquisition, development, and production operations.

In 1983, Mr. Halliburton began his private law practice in Dallas, Texas and has worked in nearly all areas of the oil and gas industry. Mr. Halliburton's areas of legal specialization include oil and gas lease acquisition, drill-site title and legal opinion, contract law, civil law, estate law, and federal income taxation. To this day, Mr. Halliburton is sought after by an array of companies in our industry for his legal advice regarding lease acquisition and oil and gas related matters.

Mr. Halliburton is a Certified Public Accountant (CPA) and Attorney at Law registered with the State of Texas. Mr. Halliburton is a proud member of the Texas Society of Certified Public Accountants, Texas Bar Association - Oil and Gas Section, Dallas Bar Association, and the Real Estate and Trust Law and Probate Section of the Texas Bar Association.

Mr. Halliburton received a Bachelor of Business Administration in Accounting from Texas A&M University and a Bachelor of Art in Psychology from the University of Texas at Austin in 1976. Mr. Halliburton received his Juris Doctor from the Southern Methodist University School of Law in 1980.

As an owner/operator of oil and gas properties for over the last 20 years, Mr. Halliburton has participated in over 100 wells in the East Texas Basin and Gulf Coast areas of Texas.

Mr. Halliburton's vast experience in all facets of the oil and gas industry as well as his profound understanding of the legal system with respect to our industry is a critical part of AEG's successful exploration strategy.

         VANCE M. LONG

Mr. Long currently serves as the Senior Petroleum Geologist for the Halliburton Operating Company and Long-Hall Exploration, LLC with offices located in Dallas and Abilene, Texas. Mr. Long has extensive experience in all areas of petroleum geology, prospect generation, post-drilling / completion evaluation, lease acquisition, 2-D and 3-D seismic interpretation, and petroleum engineering.

Mr. Long began his career providing an array of well-site services while attending college. Mr. Long began generating his own projects soon after graduating from college.

Mr. Long has actively been involved with the drilling and development of more than 30 geographical areas throughout the domestic U. S. primarily located in the East Texas Basin, Appalachian Basin, Southern Louisiana, and the Gulf Coast Areas. Mr. Long boasts a successful completion rate approximating 83.60% in nearly 250 wells of which he was a participant over the last 20 years.

In 1994, Mr. Long was directly responsible for developing prospect leads, seismic programs, and geological data for 350,000 acres of which 120,000 were placed with the Mitchell Energy Corporation and Beartooth Energy Partners. Additionally, Mr. Long has been instrumental in securing exploration partners on behalf of Bass Energy with commitments of $40,000,000 for developments in North Central Texas.

Mr. Long has continued his focus toward the generation, evaluation, engineering, and development of new discoveries in East Texas and Southern Louisiana, as well as providing his consulting services to a multitude of independent companies operating in this same region.

Mr. Long is a Certified Petroleum Geologist for the State of Texas and received a Bachelor of Science Degree in Petroleum Geology from the Abilene Christian University in 1985.

Currently, Mr. Long is working with AEG and an array of industry professionals to develop the Tannehill Sandstone in Kent and Dickens County, Texas as well as other properties in this same region.

         JESS GREEN

Mr. Green is a 1985 graduate of Oklahoma State University. He holds a Bachelor of Science degree in Finance, and a Masters degree in Business Administration.

Mr. Green has 25 years of experience in the Transportation sector. He presently serves as Business Manager of the Regulatory Compliance Division of Comdata Corporation, a Brentwood, TN based Financial and Information Services company. He holds a Six Sigma Black Belt certification, and is active in the Quality Assurance field for Comdata. He is also a member of the Professional Pricing Society.

Green resides in Franklin, TN, with Mandy, his wife of 22 years.

         DIRK OLSEN

Mr. Olsen is a graduate of Colorado State University and received his Bachelor of Science Degree in 1976. He has had nearly 30 years of extensive oil and gas industry experience. Mr. Olsen began his work in oil and gas as an employee with Amoco Production Company in its field operations. In 1981, he started his own company DJR Well Service which was engaged in field service work which also included the supervision of 30 employees and a multitude of petroleum engineers and field personnel. Mr. Olsen accepted a position as Field Superintendent for Lycos Energy, Inc, in 1988, which involved supervision of drilling, completion and production operations of over 300 wells in North Dakota, Montana, Wyoming, Colorado, Utah, Texas, Kansas and Nebraska for this Texas based company. Mr. Olsen's expertise is an important component of Allied Energy Group's review, analyses and planning of the field operations.

         SAMUEL "SAM" W. MEEK IV

Mr. Meek is a graduate of Oklahoma State University and is a Certified Public Accountant. Mr. Meek has nearly 20 years of auditing, accounting and financial experience primarily with two prominent Fortune 100 Oil and Gas companies. His career began with Deloitte Touche prior to transition to industry and includes financial management of two high technology companies.

Mr. Meek's twelve years of experience with one of the largest Oil and Gas companies in the world includes internal audit management, plant controllership, financial reporting and financial analysis. Mr. Meek has focused his career on cost analysis and profit improvement and has gained a high level of expertise in these areas as recognized by numerous financial awards and bonuses.

His more recent experience has been focused on business planning and analysis. Presently, Mr. Meek is working for a large Oil and Gas company that is in the early phases of initiating an initial public offering (IPO) and divestiture of certain Oil and Gas assets.

In addition to his civilian career, Mr. Meek has dedicated nearly 15 years of service to the United States Army Reserve, now holding the rank of Major, and his current assignment is Comptroller of a Medical Command with approximately 4,000 service members.

         MAURICE (MAURY) W. COBURN

With 3 earned degrees, Coburn holds a B.A., cum laude, from Taylor University, an M.B.A. from Northwestern University, and a Juris Doctorate from Northwestern University.

Maurice Coburn has been listed in Who's Who in Arizona, Who's Who in American Law, and Who's Who Among Students in American Universities and Colleges. He was elected to the Board of Editors of the Illinois Law Review, and he has served as a Trustee of Taylor University.

Coburn has held full time positions in government as an Assistant to the Governor of Illinois, General Counsel, Midwest Region, United States Environmental Protection Agency, General Counsel, Illinois Department of Agriculture, and a Special Consultant to the White House on Government Reorganization. He has held part time positions as a Hearing Officer in the Illinois Department of Labor, and court appointed counsel for indigent defendants (Mohave County, La Paz County, and Lake Havasu City).

Coburn is a radio and television broadcaster with stations in Lake Havasu City, Kingman, Parker, and Needles. As a lawyer, he has served as General Counsel of the United States Jaycees, General Counsel of the American Culinary Federation, General Counsel of the Kellogg Division of ITT, Staff Attorney for Montgomery Ward, and a Partner in the law firm of Robbins, Schwartz, Coburn & Rubin.

Maurice Coburn is a member of Phi Alpha Delta Law Fraternity, Alpha Kappa Psi Commerce Fraternity, VFW Post 9401, the Elks Lodge, the Presbyterian Church, Medinah Temple, and the Community Broadcasters Association. He is Past Commander of American Legion Post 651, and he is a former Chairman of the Mohave County Republican Organization.

Maurice is married to Marlene Coburn. They have two sons, John Coburn, a recent business graduate, is employed in the executive offices of The Phoenician Resort, and Dan Coburn who is a student at the College of Oceanography in Los Angeles.

NATURAL RESOURCE COMPANY RISKS:

                             GOVERNMENT REGULATIONS

         MANY ASPECTS OF THE NATURAL GAS AND OIL BUSINESS ARE SUBJECT TO BROAD FEDERAL AND STATE REGULATIONS, INCLUDING BUT NOT LIMITED TO THE RATE OF PRODUCTION AND SALES PRICES OF NATURAL GAS AND OIL AND RULES RELATING TO ENVIRONMENTAL PROTECTION AND POLLUTION CONTROL. MOREOVER, MANY AREAS OF SUCH REGULATIONS ARE UNDERGOING CHANGE AND MAY BE AFFECTED BY PROPOSED REGULATIONS, WHICH HAVE NOT YET BEEN ADOPTED. SUCH REGULATIONS ARE BEYOND THE CONTROL OF MANAGING GENERAL PARTNER AND THE ULTIMATE EFFECT OF SUCH REGULATIONS CANNOT BE ACCURATELY PREDICTED. SEE SECTION ENTITLED "COMPETITION, MARKETS AND REGULATIONS" FOUND BELOW IN THIS MEMORANDUM.

                         FLUCTUATING OIL AND NATURAL GAS

         REVENUES GENERATED FROM THE OIL AND GAS OPERATIONS WILL BE HIGHLY DEPENDENT ON THE FUTURE PRICES OF OIL, NATURAL GAS AND GAS LIQUIDS. VARIOUS FACTORS BEYOND THE CONTROL OF MANAGING GENERAL PARTNER WILL AFFECT PRICES OF OIL, NATURAL GAS AND GAS LIQUIDS, INCLUDING THE WORLDWIDE AND DOMESTIC SUPPLIES OF THESE COMMODITIES, THE ABILITY OF THE MEMBERS OF THE ORGANIZATION OF PETROLEUM EXPORTING COUNTRIES ("OPEC") TO AGREE TO MAINTAIN OIL PRICE AND PRODUCTION CONTROLS, POLITICAL INSTABILITY OR ARMED CONFLICT IN OIL-PRODUCING REGIONS, THE PRICE OF FOREIGN IMPORTS, THE LEVEL OF CONSUMER DEMAND, THE PRICE AND AVAILABILITY OF ALTERNATIVE FUELS, THE AVAILABILITY OF PIPELINE CAPACITY AND CHANGES IN EXISTING FEDERAL REGULATION AND PRICE CONTROLS. ANY SIGNIFICANT DECLINE IN THE PRICE OF OIL, NATURAL GAS OR GAS LIQUIDS WOULD ADVERSELY AFFECT THE REVENUES AND OPERATING INCOME. THE UNSETTLED OIL MARKET MAKES IT PARTICULARLY DIFFICULT TO ESTIMATE ACCURATELY FUTURE PRICES OF OIL AND GAS. OVER THE PAST SEVERAL YEARS, AN INDUSTRY-WIDE OVERSUPPLY OF DELIVERABLE NATURAL GAS HAS HAD AN ADVERSE EFFECT ON NATURAL GAS PRICES AND THE ABILITY OF PRODUCERS TO SELL GAS AT PRICES ABOVE THE PREVAILING SPOT MARKET INDEX.

                              OPERATING CONDITIONS

         VARIOUS FIELD OPERATING CONDITIONS MAY CAUSE PRODUCTION FROM WELLS TO REMAIN BELOW CAPACITY FROM TIME TO TIME. CONDITIONS ROUTINELY ENCOUNTERED INCLUDE DELAYS IN OBTAINING REGULATORY APPROVALS AND EASEMENTS FOR CONNECTING COMPLETED WELLS TO TRANSPORTATION PIPELINES THROUGH CONSTRUCTION OF NEW GATHERING LINES, SHUT-IN OF CONNECTED WELLS PENDING COMPLETION OF ROUTINE REPAIRS AND EQUIPMENT MAINTENANCE AND SHUT-INS RESULTING FROM EXCESSIVE WATER ACCUMULATION IN PIPELINES, INSUFFICIENT TANK CAPACITY OR THEIR GEOLOGICAL AND MECHANICAL CONDITIONS. WHILE CLOSE WELLS SUPERVISION AND EFFECTIVE MAINTENANCE OPERATIONS CAN CONTRIBUTE TO MAXIMIZING PRODUCTION RATES OVER TIME, PRODUCTION DELAYS AND DECLINES FROM NORMAL FIELD OPERATING CONDITIONS CANNOT BE ELIMINATED AND CAN BE EXPECTED TO ADVERSELY AFFECT REVENUE AND DISTRIBUTION LEVELS TO VARYING DEGREES.

               RISKS OF DRILLING AND ENHANCED RECOVERY ACTIVITIES

         DRILLING AND RECOVERY ACTIVITIES INHERENTLY INVOLVE MANY RISKS. FOR EXAMPLE, THE DRILLING OF WELL INVOLVES RISKS SUCH AS ENCOUNTERING UNUSUAL OR UNEXPECTED PRESSURES AND OTHER CONDITIONS THAT COULD RESULT IN SUBSTANTIAL LOSSES AND LIABILITIES. ALL DRILLING IS SUBJECT TO THE RISK OF DRY HOLES OR A FAILURE TO PRODUCE OIL OR GAS IN COMMERCIAL QUANTITIES (EVEN AFTER A SUCCESSFUL POST-COMPLETION PRODUCTION TEST). AN ENHANCED RECOVERY PROJECT MAY CAUSE DAMAGE TO THE PRODUCING FORMATION, WITH THE RESULTING INABILITY TO PRODUCE THE RESERVES THAT ARE LOCATED IN THE ZONES AFFECTED BY THE PROJECT. THE COMPANY WILL ALSO BE SUBJECT TO ALL THE OPERATING HAZARDS AND RISKS NORMALLY INCIDENT TO DRILLING FOR OR PRODUCING OIL AND GAS, INCLUDING BLOWOUTS, CRATERING, POLLUTION AND FIRES, EACH OF WHICH COULD RESULT IN DAMAGE TO OR DESTRUCTION OF OIL AND GAS WELL, PRODUCING FORMATIONS, PRODUCTION, PIPELINE, PROCESSING PLANTS, OTHER PROPERTY OR PERSONS. THERE IS NO ASSURANCE THAT THE COMPANY WILL OBTAIN INSURANCE COVERAGE AGAINST SUCH RISKS.

               ALLIED'S MARKETS, COMPETITION REGULATION AND RISKS

         THE NATURAL GAS AND OIL INDUSTRY IS HIGHLY COMPETITIVE IN ALL ITS PHASES. THE COMPANY MAY ENCOUNTER STRONG COMPETITION FROM OTHER NATURAL GAS AND OIL COMPANIES, MANY OF WHOM HAVE GREATER FINANCIAL RESOURCES AND TECHNICAL CAPABILITIES IN ACQUIRING AND DEVELOPING ECONOMICALLY DESIRABLE PROPERTIES.

                                     MARKETS

         THE AVAILABILITY OF A READY MARKET FOR ANY NATURAL GAS AND/OR OIL DISCOVERED WILL DEPEND UPON NUMEROUS FACTORS BEYOND THE CONTROL OF MANAGING GENERAL PARTNER THE EXACT EFFECT OF WHICH CANNOT BE ACCURATELY PREDICTED. THESE FACTORS INCLUDE THE EXTENT OF DOMESTIC PRODUCTION AND IMPORTS OF OIL, THE PROXIMITY AND CAPACITY OF NATURAL GAS PIPELINES AND THE EFFECT OF STATE AND FEDERAL REGULATION OF PRODUCTION AND FEDERAL REGULATION OF NATURAL GAS SOLD IN INTERSTATE COMMERCE.

                                STATE REGULATIONS

         PRODUCTION OF ANY OIL AND/OR GAS BY THE COMPANY MAY BE AFFECTED TO SOME DEGREE BY STATE REGULATIONS. STATUTORY PROVISIONS REGULATE THE PRODUCTION OF NATURAL GAS AND OIL. ADMINISTRATIVE AGENCIES COULD PROMULGATE RULES IN CONNECTION WITH THE OPERATION AND PRODUCTION OF BOTH NATURAL GAS AND OIL AND ALLOWABLE RATES FOR PRODUCTION. SUCH REGULATORY ORDERS MAY RESTRICT THE RATE AT WHICH THE COMPANY'S WELL PRODUCES NATURAL GAS AND/OR OIL BELOW THE RATE AT WHICH SUCH WELL SHOULD BE PRODUCED IN THE ABSENCE OF SUCH REGULATORY ORDERS. PRESENTLY THOSE REGULATIONS WOULD NOT EFFECT THE PRODUCTION OF THE CONTEMPLATED WELLS HEREIN.

         IN LIGHT OF THE DYNAMIC NATURE OF THE MARKET FORCES AFFECTING NATURAL GAS AND OIL SALES AND THE RECENT CHANGES CAUSED BY DEREGULATION AND VARIOUS FERC ORDERS, IT IS NOT POSSIBLE TO PREDICT THE EFFECT CHANGING MARKET CONDITIONS MAY HAVE ON THE MARKETABILITY OR PRICE OF ANY OIL DEVELOPED BY THE COMPANY.

                            ENVIRONMENTAL REGULATION

         THE FEDERAL GOVERNMENT AND VARIOUS STATE GOVERNMENTS HAVE ADOPTED LAWS AND REGULATIONS REGARDING THE CONTROL AND CONTAMINATION OF THE ENVIRONMENT. THESE LAWS AND REGULATIONS MAY AFFECT THE ROUTINE DRILLING AND OPERATION OF THE WELLS INCLUDING REGULATION OF OIL SPILLS, THE DISCHARGE OF DRILLING FLUIDS, AND THE DISPOSAL OF WATER AND/OR BRINE PRODUCED IN CONNECTION WITH THE PRODUCTION OF NATURAL GAS AND OIL.

         VIOLATION OF ENVIRONMENTAL LEGISLATION AND REGULATION MAY RESULT IN THE IMPOSITION OF FINES AND, IN CERTAIN CIRCUMSTANCES, THE ENTRY OF AN ORDER FOR THE ABATEMENT OF THE CONDITIONS OR SUSPENSION OF THE ACTIVITIES GIVING RISE TO THE VIOLATION. THE MANAGING GENERAL PARTNER BELIEVES THAT IT WILL COMPLY WITH ALL ORDERS AND REGULATIONS APPLICABLE TO ITS OPERATIONS; HOWEVER IT CANNOT PREDICT THE OVERALL EFFECT OF ANY NONCOMPLIANCE.

                     RISKS OF COMPETITIONRISKS OF COMPLETION

         THE COMPLETION PHASE OF OIL AND GAS EXPLORATION AND DEVELOPMENT INVOLVES ITS OWN RISKS AND UNCERTAINTIES. EVEN THOUGH AT THE TIME OF COMPLETION, THE OPERATOR HAS GAINED ADDITIONAL INFORMATION THROUGH DRILLING AND TESTING OF THE WELL(S), IT IS NEVERTHELESS IMPOSSIBLE TO DETERMINE WHETHER OR NOT THE WELL(S) WILL ACTUALLY BE COMMERCIALLY PRODUCTIVE UNLESS IT IS "COMPLETED" AT THE CASING POINT BY SETTING CASING, PERFORATING AND POSSIBLY STIMULATING THE WELLS. THE DECISION AS TO WHETHER OR NOT TO EXPEND SIGNIFICANT ADDITIONAL FUNDS IN SUCH A COMPLETION ATTEMPT IS THEREFORE CRITICAL AND FREQUENTLY SURROUNDED BY CONSIDERABLE UNCERTAINTY. IF SUCH AN ORIGINAL COMPLETION ATTEMPT IS UNSUCCESSFUL, A DECISION MUST BE MADE AS TO WHETHER TO PLUG AND ABANDON THE WELL(S) OR UNDERTAKE ADDITIONAL COMPLETION ACTIVITIES. FURTHERMORE, AN APPARENTLY SUCCESSFUL COMPLETION ATTEMPT MAY LEAD TO THE INSTALLATION OF EXPENSIVE PRODUCTION EQUIPMENT AND FACILITIES DESPITE WHICH THE WELL(S) MAY NEVER PRODUCE SUFFICIENT RESERVES TO JUSTIFY EITHER THE DRILLING, COMPLETION OR EQUIPPING EXPENDITURES.

                                  SHUT-IN WELLS

         PRODUCTION FROM ANY WELL DRILLED IN AREAS GEOGRAPHICALLY REMOTE FROM MARKETING FACILITIES MAY BE DELAYED FOR EXTENDED PERIODS OF TIME UNTIL SUFFICIENT RESERVES OF GAS ARE ESTABLISHED TO JUSTIFY CONSTRUCTION OF THE NECESSARY PUMPING AND PRODUCTION FACILITIES OR UNTIL MARKETING CONDITIONS IN THE AREA WARRANT THE OPERATION OF THE WELL.

            ACCESSIBILITY TO PIPELINES AND/OR TRANSPORTATION SYSTEMS

         LACK OF ACCESS TO TRANSPORTATION CAPACITY IN THE INTRASTATE OR INTERSTATE GAS TRANSMISSION PIPELINES, OR RESTRICTIONS ON THEIR THROUGHPUT, MAY ADVERSELY AFFECT THE ABILITY OF MANAGING GENERAL PARTNER TO PROVIDE FOR THE DELIVERY OF OIL AND GAS AND COULD AFFECT THE PROFITABILITY OF THE WELL.

                         SHORTAGE OF EQUIPMENT AND CREW

         THE MANAGING GENERAL PARTNER OR OPERATOR COULD EXPERIENCE SHORTAGES IN DRILLING AND COMPLETION EQUIPMENT, WHICH COULD RESULT IN DELAYS IN OPERATIONS. SUCH DELAYS COULD ALSO CAUSE THE PARTICIPANTS' CURRENT FEDERAL INCOME TAX DEDUCTION TO BE LESS THAN ANTICIPATED.

                        INCREASING COST OF DOING BUSINESS

         THE OIL AND GAS INDUSTRY, LIKE OTHER INDUSTRIES, IS CONTINUALLY EXPERIENCING AN INCREASE IN THE COST OF DOING BUSINESS WHICH COULD, DIRECTLY OR INDIRECTLY, AFFECT ALLIED OR THE OPERATOR'S CONTINUING ABILITY TO ACQUIRE EQUIPMENT, SUPPLIES OR LABOR.

ALLIED UN-AUDITED FINANCIAL STATEMENTS:

Allied's operating results for the fiscal year ended, on an un-audited basis show Gross Revenues$3,993,369.80, Cost of Sales totaling $2,607,211.77, Operating Expenses of $91,410.71 and Net Profits of $472,747,32. The Company un-audited balance sheet shows Total Assets of $10,778,541,51, Liabilities of $92,722.36 and Total Capital of $10,685,819.15. The Registrant's auditor has been engaged to audit the books and records of Allied Syndications, Inc.

ITEM 7.  FINANCIAL STATEMENTS

The Financial Statements of Technol Fuel Conditioners, Inc. (excluding any of the accounts of Technol) for the year ended December 31, 2004, together with Independent Auditor's Report thereon, are contained on pages F-1 through F-8, attached and are incorporated herein by this reference.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

The Company has retained Jewett Schwartz and Associates, Hollywood, Florida, as their auditors. The Company's prior auditor, LL Bradford and Company resigned without explanation. The Company had no disagreement with any prior auditor.

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

As of December 31, 2004, the Company's Directors and Officers are as follows:

               Name               Age      Positions and Offices Held
         ----------------         ---      -------------------------------------
         Melvin E. Hooper         54       President & Chief Executive Officer
         Odette Lichtman          51       Secretary-Treasurer & Vice President
         Barry Sprague            55       Vice-President

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

Barry N. Sprague, Chief Chemist, has been involved with Technol Fuel Conditioners, Inc. since 1991. He has more than15 years of responsible experience in designing and managing product research and development, quality control, chemical analytical laboratories and customer relations. Mr. Sprague's chemical engineering innovations has earned him 8 patents and 10 patents pending. Mr. Sprague's extensive knowledge and chemical engineering experiences are a proven valuable asset contributing to Technol Fuel Conditioners, Inc.

----------
* Odette is married to Mr. Mark Lichtman, a principal shareholder in the Company.

ITEM 10. EXECUTIVE COMPENSATION

The following table summarizes certain information concerning executive compensation paid to or accrued by the Company's chief executive officer during the Company's last three fiscal years. During this time no executive officer earned or received annual compensation exceeding $100,000.

SUMMARY COMPENSATION TABLE

               Annual Compensation                                      Long Term Compensation
-----------------------------------------------------                  -------------------------
                                                           Other       Restricted
                                                           Annual        Stock         Other
Name and principal position   Year    Salary    Bonus   Compensation     Awards     Compensation
---------------------------   ----   --------   -----   ------------   ----------   ------------
Melvin Hooper, President      2004   $ 48,000    $ 0        $ 0           $ 0           $ 0

Odette Lichtman, Secretary    2004   $ 15,000    $ 0        $ 0           $ 0           $ 0

B. Sprague, Vice-President    2004   $  7,800    $ 0        $ 0           $ 0           $ 0

ITEM 11. SECURITY OWNERSHIP OF BENEFICIAL OWNERS

The following table sets forth each person known by the Company to be the beneficial owner of five percent or more of the Company's Common Stock as of December 31, 2004, all directors individually and all directors and officers of the Company as a group. Except as noted, each person has sole voting and investment power with respect to the shares shown.

Name and Address               Amount of Beneficial      Percentage
of Beneficial Owner                 Ownership             of Class
-------------------            --------------------     ------------
Mark Lichtman(2)(4)                  5,411,696              27.5%
2 Cedar Ave.
Allenhurst, NJ 07711

Odette Lichtman,(4)                    165,550          less than 1%
Secretary, Treasurer,
VP & Director
2 Cedar Ave.
Allenhurst, NJ 07711

Technol Funding Group(3)             1,950,000              10%
1004 Depot Hill Rd.
Broomfield, CO 80020

Frederick K. Moss(2)                 3,871,373              20%
37 Riverside Dr.
New York, NY 10023

Melvin E. Hooper,                      100,000          less than 1%
President, CEO
& Director
802 Hillside Ave.
Middletown, NJ 07748

----------
(1) Based upon 19,675,000 outstanding shares of Common Stock.

(2) Mark Lichtman and Frederick K. Moss have been the principal financiers of Technol Fuel Conditioners, Inc. since its inception.

(3) The 1,950,000 shares issued to the Technol Funding Group are being held in escrow in accordance to a Funding Agreement which was entered into on March 22, 2001. Frederick K. Moss died in 2004 and his shares are being purchased by Mark Lichtman.

(4) Mark Lichtman, who is a principal shareholder is the husband of Odette Lichtman, Secretary-Treasurer & Sr. Vice President-Finances. Between them they own 5,577,246 or, 28% of the total issued and outstanding Common Stock. With the acquisition of the Frederick K. Moss shares, Mark Lichtman will directly own 9,283,069 shares.

As a group, the officers and directors own a total of 365,550 or, approximately 1.9% of the total issued and outstanding Common Stock as of December 31, 2005.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

N/A

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         Exhibit 31.1    Section 302 Certification

         Exhibit 32.1 CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER PURSUANT TO 18 U.S.C. SECTION 1350

                                   SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant caused this year ended December 31,2004 Form 10-KSB to be signed on its behalf by the undersigned thereunto duly authorized this 9th day of August 2005.

                                             TECHNOL FUEL CONDITIONERS, INC.


                                             By: /s/ Richard P. Underwood
                                                 ------------------------
                                                 Richard P. Underwood
                                                 Director and President

                         TECHNOL FUEL CONDITIONERS, INC.
                               FINANCIAL STATEMENT
                      FOR THE YEAR ENEDED DECEMBER 31, 2004

                           UNAUDITED FINANCIAL REPORT
                           --------------------------
               THE FOLLOWING FINANCIAL STATEMENTS ARE UN-AUDITED.
 THE COMPANY'S INDEPENDENT AUDITOR HAS BEEN ENGAGED TO PEFORM THE 2004 AUDIT AND
     REVIEW THE QUARTERLY STATEMENTS THROUGH JUNE 30, 2005. IN ADDITION, THE INDEPENDENT AUDITOR WILL PERFORM THE AUDIT OF ALLIED SYNDICATIONS, INC.

                         TECHNOL FUEL CONDITIONERS, INC.
                                  BALANCE SHEET
                                December 31, 2004

                                                    December 31      December 31
                                                       2004              2003
                                                    -----------      -----------
                         ASSETS

CURRENT ASSETS
Cash                                                $        --            2,090
Accounts receivable                                      46,731          78,8985
Inventory                                                86,462              776
Prepaid Expenses                                             --              410
TOTAL CURRENT ASSETS                                    133,193               --

PROPERTY AND EQUIPMENT                                    3,885               --
                                                    -----------      -----------
TOTAL ASSETS                                        $   137,078      $    82,131
                                                    ===========      ===========

          LIABILITIES AND SHAREHOLDER'S DEFICIT

LIABILITIES

CURRENT LIABILITIES
Accounts payable                                    $     9,867      $    21,762
Shareholder loans payable                             1,157,170          986,171
Other current liabilities                                32,619          267,113

TOTAL CURRENT LIABILITIES                             1,199,656        1,275,066

TOTAL LIABILITIES                                     1,199,656        1,275,066

SHAREHOLDER'S DEFICIT                                (1,062,578)              --

TOTAL SHAREHOLDER'S DEFICIT                          (1,062,578)              --
Common stock, $.001 par,
  700,000,000 shares authorized,
  19,675,000 issued and outstanding                 $    19,675      $    19,675

Paid In Capital                                     $   528,625      $   568,675

Retained Deficit                                    $ 1,062,578      $ 1,192,935

                                                    -----------      -----------
TOTAL LIABILITIES AND
  SHAREHOLDER'S DEFICIT                             $   137,078      $    82,131
                                                    ===========      ===========

              See accompanying summary of accounting policies and
                         notes to financial statements.

                         TECHNOL FUEL CONDITIONERS, INC.
                            STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

                                            For the year        For the year
                                               ended               ended
                                             December 31         December 31
                                                2004                2003
                                            ------------        ------------

REVENUES, net                                $ 305,294           $ 298,967

COST OF GOODS SOLD                             129,276             151,796
GROSS PROFIT                                   176,018             147,171

OPERATING EXPENSES
General and administrative expenses            390,083             162,401

LOSS BEFORE TAXES                            $(214,065)          $ (99,465)

INCOME TAXES                                        --                  --
                                             ---------           ---------
NET LOSS                                     $(214,065)          $ (99,465)
                                             =========           =========

              See accompanying summary of accounting policies and
                         notes to financial statements.

                         TECHNOL FUEL CONDITIONERS, INC.
                            STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003

STATEMENTS OF CASH FLOWS ARE BEING COMPILED BY THE INDEPENDENT AUDITOR FOR THE COMPANY AND WILL BE PUBLISHED AS SOON AS THE 2004 AUDIT IS COMPLETED.

THE FOLLOWING NOTES ARE THOSE OF MANAGEMENT AND NOT OF THE INDEPENDENT AUDITOR WHO HAS NOT REVIEWED NOR HAVE THEY RENDERED ANY OPINION ON ANY OF THE FINANCIAL INFORMATION INCLUDED IN THIS FORM 10-KSB.

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

Recently issued accounting pronouncements. Technol does not expect the adoptions of recently issued accounting pronouncements to have a significant impact on Technol results of operations, financial position or cash flow.

NOTE 2 - LINE OF CREDIT FROM A RELATED PARTY

Technol had a line of credit with Wells Fargo until October 2002. In October 2002, Wells Fargo requested a payoff on the line of credit. A shareholder paid the line of credit off by obtaining a personal line of credit. The shareholder allows Technol to use their personal line of credit and make the required payments of principal and interest.

NOTE 3 - LOAN PAYABLE TO STOCKHOLDERS

Loan payable to stockholders consists of non-interest bearing loans from two stockholders to Technol. The loans are due on demand, have no collateral and interest of 7.5 percent is being imputed.

NOTE 4 - INCOME TAXES

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

NOTE 5 - COMMITMENTS

Technol leases its office under an operating lease through June 30, 2005. The monthly rental payments are $945 from February 1, 2003. Rent expense under the lease was $11,175 and $11,725 for the periods ended December 31, 2004 and 2003, respectively. The amount of future minimum rental payments under the lease at December 31, 2004 was $925.00 per month.