Form 10KSB/A
period 2004-12-31
TECHNOL FUEL CONDITIONERS INC
filed 2005-12-21
CIK 1109262

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934 [FEE REQUIRED]

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                     COMMISSION FILE NUMBER: 000-30053______

                         TECHNOL FUEL CONDITIONERS, INC.
                        --------------------------------
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

              COLORADO                                 22-3084979
  (STATE OR OTHER JURISDICTION OF           (I.R.S. EMPLOYER IDENTIFICATION NO.)
   INCORPORATION OR ORGANIZATION)

    2800 Griffin Drive, Bowling Green, Kentucky              42101
     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)               (ZIP CODE)

                    ISSUER'S TELEPHONE NUMBER: (800) 330-2535

         Securities registered under Section 12(g) of the Exchange Act:

Title of Each Class Which Registered                    Name of Each Exchange On
------------------------------------                    ------------------------
Common Stock                                            None

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Yes [ ] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

State issuer's revenues for its most recent fiscal year: $305,295.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days: $196,750 as of December 14, 2005.

                                   ___________

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 19,675,000 shares as of December 31, 2004.

                       DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe and identify the part of the Form 10-KSB into which the document is incorporated:
(1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
PART I

ITEM 1.      DESCRIPTION OF BUSINESS ..................................       4

ITEM 1A.     FACTORS THAT MAY AFFECT FUTURE RESULTS ...................       4

ITEM 2.      DESCRIPTION OF PROPERTY ..................................       6

ITEM 3.      LEGAL PROCEEDINGS ........................................       6

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ......       6

PART II
-------

ITEM 5.      MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
             MATTERS ..................................................       7

ITEM 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS .....................       7

ITEM 6A.     SUBSEQUENT EVENTS ........................................       9

ITEM 6B.     INFORMATION ON ALLIED ....................................      10

ITEM 6C.     ALLIED MANAGEMENT ........................................      11

ITEM 7.      FINANCIAL STATEMENTS .....................................      17

ITEM 8.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ............      17

PART III
--------

ITEM 9.      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
             PERSONS ..................................................      18

ITEM 10.     EXECUTIVE COMPENSATION ...................................      19

ITEM 11.     SECURITY OWNERSHIP OF BENEFICIAL OWNERS ..................      20

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ...........      20

ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K .........................      21

SIGNATURES ............................................................      22

                                     PART I

AVAILABLE INFORMATION

      Information about our Company is available from the Company at the address shown on the first page of this Report. We are obligated to file reports with the Securities and Exchange Commission, or SEC. These reports include annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports, each of which is provided on our website after we electronically file such materials with or furnish them to the SEC. You can also read and copy any materials we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1.800.SEC.0330. In addition, the SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

                      MATTER OF FORWARD-LOOKING STATEMENTS

THIS FORM 10-KSB CONTAINS "FORWARD-LOOKING STATEMENTS" THAT CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING WORDS SUCH AS "BELIEVES," "EXPECTS," "MAY," "WILL," "SHOULD," OR "ANTICIPATES," OR THE NEGATIVE OF THESE WORDS OR OTHER VARIATIONS OF THESE WORDS OR COMPARABLE WORDS, OR BY DISCUSSIONS OF PLANS OR STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. MANAGEMENT WISHES TO CAUTION THE READER THAT THESE FORWARD-LOOKING STATEMENTS, INCLUDING, BUT NOT LIMITED TO, STATEMENTS REGARDING THE COMPANY'S MARKETING PLANS, GOALS, COMPETITIVE AND TECHNOLOGY TRENDS AND OTHER MATTERS THAT ARE NOT HISTORICAL FACTS ARE ONLY PREDICTIONS. NO ASSURANCES CAN BE GIVEN THAT SUCH PREDICTIONS WILL PROVE CORRECT OR THAT THE ANTICIPATED FUTURE RESULTS WILL BE ACHIEVED. ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY EITHER BECAUSE ONE OR MORE PREDICTIONS PROVE TO BE ERRONEOUS OR AS A RESULT OF OTHER RISKS FACING THE COMPANY. FORWARD-LOOKING STATEMENTS SHOULD BE READ IN LIGHT OF THE CAUTIONARY STATEMENTS AND IMPORTANT FACTORS DESCRIBED IN THIS FORM 10-KSB FOR TECHNOL FUEL CONDITIONERS, INC., INCLUDING, BUT NOT LIMITED TO "THE FACTORS THAT MAY AFFECT FUTURE RESULTS" SHOWN AS ITEM 1A AND IN MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. THE RISKS INCLUDE, BUT ARE NOT LIMITED TO, THE RISKS ASSOCIATED WITH AN EARLY-STAGE COMPANY THAT HAS ONLY A LIMITED HISTORY OF OPERATIONS, THE COMPARATIVELY LIMITED FINANCIAL RESOURCES OF THE COMPANY, THE INTENSE COMPETITION THE COMPANY FACES FROM OTHER ESTABLISHED COMPETITORS, FLUCTUATING OIL AND NATURAL GAS PRICES, GOVERNMENT REGULATIONS, TECHNOLOGICAL CHANGES THAT MAY LIMIT THE ABILITY OF THE COMPANY TO MARKET AND SELL ITS PRODUCTS OR ADVERSELY IMPACT THE PRICING OF THESE PRODUCTS AND SERVICES,

AND MANAGEMENT THAT HAS ONLY LIMITED EXPERIENCE IN DEVELOPING SYSTEMS AND MANAGEMENT PRACTICES. ANY ONE OR MORE OF THESE OR OTHER RISKS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE FUTURE RESULTS INDICATED, EXPRESSED, OR IMPLIED IN SUCH FORWARD-LOOKING STATEMENTS. WE UNDERTAKE NO OBLIGATION TO UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENT TO REFLECT EVENTS, CIRCUMSTANCES, OR NEW INFORMATION AFTER THE DATE OF THIS FORM 10-KSB OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED OR OTHER SUBSEQUENT EVENTS.

ITEM 1. DESCRIPTION OF BUSINESS

Technol Fuel Conditioners, Inc., a New Jersey based corporation, was established in 1965 to manufacture, package, market and distribute unique and technologically superior lubricants, fuel improvers, surfactants and detergents to aid in the fight against environmental pollution. Today, Technol combines established product lines to achieve this goal and is equipped to present advanced lubrication, superior fuel stabilizers and detergents for today's automotive aftermarket, gas and diesel engines, equipment and heavy industrial machinery. On March 6, 2000, at a meeting of the Directors, key employees and shareholders, it was unanimously agreed to alter the company's name. The name "Technol" was trademarked with the United State Office of Patents and Trademarks in 1991 and has been owned by Technol ever since. The name "OTC," representing "Oil Technology Corporation," used by the previous ownership was abbreviated and been adopted by Technol under the new ownership. It was agreed at the aforementioned meeting that the company name should indicate its product or service. As such, the company officially changed its name to "Technol Fuel Conditioners, Inc." which became effective on June 15, 2000. As the owner and manufacturer of environmentally-friendly fuel treatments and conditioners, Technol Fuel Conditioners, Inc.'s products are specifically designed to reduce emissions, and lower maintenance and fuel costs. Technol has been focused on improving fuel quality, and thereby, the performance, handling, and economics of fuel products, and to aid in regulatory compliance with the requirements of the Environmental Protection Agency (EPA), the Occupational Safety & Hazards Administration (OSHA) and the Bureau of Mines.

ITEM 1A. FACTORS THAT MAY AFFECT FUTURE RESULTS

1. Commencement of New Business & Risk of Loss. As described elsewhere in this Report, in 2005 the Company acquired a controlling interest in Allied Syndications, Inc., an oil and gas company. As a result, the Company faces all of the risks inherent in a new business. Except for Allied's past operations, there is no comparative information at this time upon which to base an assumption that our plans will prove successful. Investors should be aware that they may lose all or substantially all of their investment.

2. Auditor's Opinion: Going Concern. Our independent auditors have expressed substantial doubt about the Company's ability to continue as a going concern due to the Company's continuing losses. Our financial statements report that we have had losses during 2003 and 2004 and there is no certain prospect that we will become profitable or, if we achieve any profitability, that any such profitability can be sustained for any period of time.

3. Limited Financial Resources; Need for Additional Financing.. During 2004 our financial resources were minimal and the Company, given the transaction with Allied (as described in this Report) likely will need to raise significant additional capital. Our ability to operate as a going concern is also contingent upon its receipt of additional financing. There can be no assurance that we will be successful in raising any additional capital or if it is, that it can be obtained on terms that are reasonable in light of our current circumstances. In the event the Company elects to issue stock to raise additional capital, any rights or privileges attached to such stock may either (i) dilute the percentage of ownership of the already issued common shares and/or (ii) dilute the value of such shares. No rights or privileges have been assigned to the stock and any such rights and privileges will be at the total discretion of the Board of Directors of the Company.

4. No Active Trading Market for Common Stock. Our Common Stock is currently not traded in any active market except, on a very limited basis, on the non-OTC pink sheets. If any active trading market were to commence in the near future such trading would likely be limited. In prior years trading for the stock was sporadic and there was only a limited market for our Common Stock. There can be no assurance that a market will in fact develop. Even if a market does develop, it may not be sustained.

5. Lack of Dividends. We have not paid dividends in the past and we do not contemplate paying dividends in the foreseeable future. In the event that we achieve profitability, any payment of dividends will be at the sole discretion of the Company's Board of Directors.

6. Competition & Fluctuating Oil and Gas Prices. The Company, through the operations of Allied, is a small participant in the oil and gas industry. For these and related reasons, we may be at significant competitive disadvantage vis-a-vis our competitors. Further, as our business reflects the business and operations of Allied Syndications, Inc., our revenues will be highly dependent upon fluctuating market prices for oil, natural gas, and gas liquids. These prices are beyond our control.

7. Pervasive and Ever-Changing Government Regulation. As a result of our acquisition of a controlling interest in Allied Syndications, Inc. ("Allied" and as described elsewhere in this Report), our business and operations will be concentrated in the oil and gas business. This business is heavily regulated by state and federal laws and regulations that control and regulate production, transport, pricing, environmental compliance, and a myriad of other aspects of this business. These laws and regulations are ever changing and likely will continue to impose unknown burdens and higher costs upon us that we can not predict. While we believe that Allied has taken steps to satisfy current laws and regulations, there can be no assurance that Allied will remain in compliance in the future. In the event that the Company is found to have violated one or more laws or regulations, the Company may face fines and other penalties which could result in higher costs and expenses and potential losses.

8. Possible Rule 144 Stock Sales. A total of 19,675,000 shares of the Company's outstanding Common Stock are "restricted securities" and may be sold only in compliance with Rule 144 adopted under the Securities Act of 1933 or other applicable exemptions from registration. Rule 144 provides that a person holding restricted securities for a period of two years may thereafter sell in brokerage transactions, an amount not exceeding in any three month period the greater of either (i) 1% of the Company's outstanding Common Stock, or (ii) the average weekly trading volume during a period of four calendar weeks immediate preceding any sale. Persons who are not affiliated with the Company and who have held their restricted securities for at least three years are not subject to the volume limitation. Possible or actual sales of the Company's Common Stock by present shareholders under Rule 144 may have a depressive effect on the price of the Company's Common Stock in any market which may develop.

9. Control by Officers and Directors of Allied. As a result of the acquisition of Allied Syndications, Inc., Richard P. Underwood, the Company's President and Chairman of the Board, exercises control over the Company. As a result, existing stockholders will have little or no opportunity to influence the direction of the Company.

10. Risks of Low Priced Stocks. Currently, the Company's common stock is trading only on a limited basis and there is no certain prospect that the Company's common stock will regain any trading volume in any organized market. In the past, the Company's common stock had only limited and sporadic trading on the NASD's "Electronic Bulletin Board." As a result and due to the absence of a market, a shareholder may find it more difficult to dispose of, or to obtain accurate quotations as to the price of, the Company's securities. In the absence of a security being quoted on NASDAQ, or the Company having $2,000,000 in net tangible assets, trading in the Common Stock is covered by Rule 3a51-1 promulgated under the Securities Exchange Act of 1934 for non-NASDAQ and non-exchange listed securities. Under such rule, broker/dealers who recommend such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or an annual income exceeding $200,000 or $300,000 jointly with their spouse) must make a special written suitability determination for the purchaser and receive the purchaser's written agreement to a transaction prior to sale.

Securities are also exempt from this rule if the market price is at least $5.00 per share, or for warrants, if the warrants have an exercise price of at least $5.00 per share. The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure related to the market for penny stocks and for trades in any stock defined as a penny stock. The Commission has recently adopted regulations under such Act which define a penny stock to be any NASDAQ or non-NASDAQ equity security that has a market price or exercise price of less than $5.00 per share and allow for the enforcement against violators of the proposed rules. In addition, unless exempt, the rules require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule prepared by the Commission explaining important concepts involving the penny stock market, the nature of such market, terms used in such market, the broker/dealer's duties to the customer, a toll-free telephone number for inquiries about the broker/dealer's disciplinary history, and the customer's rights and remedies in case of fraud or abuse in the sale. Disclosure also must be made about commissions payable to both the broker/dealer and the registered representative, current quotations for the securities, and if the broker/dealer is the sole market-maker, the broker/dealer must disclose this fact and its control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. While many NASDAQ stocks are covered by the proposed definition of penny stock, transactions in NASDAQ stock are exempt from all but the sole market-maker provision for (i) issuers who have $2,000,000 in tangible assets ($5,000,000 if the issuer has not been in continuous operation for three years), (ii) transactions in which the customer is an institutional accredited investor and (iii) transactions that are not recommended by the broker/dealer. In addition, transactions in a NASDAQ security directly with the NASDAQ market-maker for such securities, are subject only to the sole market-maker disclosure, and the disclosure with regard to commissions to be paid to the broker/dealer and the registered representatives. Finally, all NASDAQ securities are exempt if NASDAQ raised its requirements for continued listing so that any issuer with less then $2,000,000 in net tangible assets or stockholder's equity would be subject to delisting. These criteria are more stringent than the proposed increase in NASDAQ's maintenance requirements. The Company's securities are subject to the above rules on penny stocks and the market liquidity for the Company's securities could be severely affected by limiting the ability of broker/dealers to sell the Company's securities.

ITEM 2. DESCRIPTION OF PROPERTY

The Company's offices had been located at One Main Street, #405, Eatontown, NJ 07724 until June of 2005. At that time the Company moved its offices to the offices of Allied Syndications, Inc. at 2800 Griffin Drive, Bowling Green, Kentucky 42101. The Company's executive offices total 11,000 square feet and are located at this location. These offices are leased.

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

CORPORATE BACKGROUND

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

Technol Fuel Conditioners, Inc., a New Jersey Corporation, was established in 1965 to manufacture, package, market and distribute unique and technologically superior lubricants, fuel improvers, surfactants and detergents to aid in the fight against environmental pollution. Today, Technol combines established product lines to achieve this goal and is equipped to present advanced lubrication, superior fuel stabilizers and detergents for today's automotive aftermarket, gas and diesel engines, equipment and heavy industrial machinery. On March 6, 2000, at a meeting of the Directors, key employees and shareholders, it was unanimously agreed to alter the company's name. The name "Technol" was trademarked with the United State Office of Patents and Trademarks in 1991 and has been owned by Technol ever since. The name "OTC," representing "Oil Technology Corporation," used by the previous ownership was abbreviated and been adopted by Technol under the new ownership. It was agreed at the aforementioned meeting that the company name should indicate its product or service. As such, the company officially changed its name to "Technol Fuel Conditioners, Inc." which became effective on June 15, 2000. As the owner and manufacturer of environmentally-friendly fuel treatments and conditioners, Technol Fuel Conditioners, Inc.'s products are specifically designed to reduce emissions, and lower maintenance and fuel costs. Technol has been focused on improving fuel quality, and thereby, the performance, handling, and economics of fuel products, and to aid in regulatory compliance with the requirements of the Environmental Protection Agency (EPA), the Occupational Safety & Hazards Administration (OSHA) and the Bureau of Mines.

On January 2, 2002, Technol Fuel Conditioners, Inc. ("Technol"), a private New Jersey corporation, agreed to recapitalize with both the Company and USR Holdings Co. ("USRH"), a company that was trading on the Pink Sheet Exchange. At this date, Technol became a wholly-owned subsidiary of the Company and USRH was spun off to USRH's former majority shareholder. To accommodate this recapitalization, (a) 319,137 shares were redistributed from certain Technol shareholders to three new shareholders and accounted for as shares issued for services rendered in 2002 and valued at their estimated fair value of $.50 per share, (b) Technol's existing shareholders holding 1,185,600 shares were issued 11,260,000 shares in the Company and accounted for as a stock split, (c) former USRH shareholders were issued 1,408,470 shares in the Company, (d) existing Company shareholders were reduced via a reverse stock split to 200,000 shares,
(e) Technol Funding Group individuals and entities were issued 6,553,530 shares for services in connection with the recapitalization and (f) 253,000 shares were issued under a private placement memorandum for $126,500 in cash contributed to Technol in 2002. Immediately after the merger the Company's name was changed to Technol Fuel Conditioners, Inc.

RESULTS OF OPERATIONS:
----------------------

FISCAL YEAR 2004 VERSUS FISCAL YEAR 2003

During the twelve months ending December 31, 2004 ("Fiscal 2004"), the Company recorded revenues of $305,294.72 from business operations during the period. This compares to the twelve months ending December 31, 2003 ("Fiscal 2003") when the Company recorded revenues of $298,967.00. During Fiscal 2004, the Company incurred $105,826 in Cost of Sales which resulted in a gross margin of about 65% compared to Fiscal 2003 when Cost of Sales were $151,796 which resulted in a gross margin of 49%. The increased gross margin during Fiscal 2004 was the result of the Company's lower level in overall operations.

During Fiscal 2004 the Company had $420,858 in Selling, General and administrative expenses which represented 138% of the Company's sales revenues during Fiscal 2004. This represented an increase of over 159% from the $162,401 the Company incurred for Selling, general and administrative expenses during Fiscal 2003. The increased Selling, general, and administrative expenses incurred during Fiscal 2004 were primarily the result of the administrative expenses incurred during that period.

The Company also incurred Interest expense (net) of $73,251 during Fiscal 2004 compared to $84,235 in Interest expense (net) during Fiscal 2003. The reduced level of Interest expense (net) was due primarily to the Company's efforts to reduce and better manage its financing costs during Fiscal 2004.

As a result, during Fiscal 2004, the Company incurred a Net Loss of ($294,640) or a Basic and diluted loss per common share of ($0.01) compared to Net Loss of ($99,465) or a Basic and diluted loss per common share of ($99,465) during Fiscal 2003.

LIQUIDITY AND CAPITAL RESOURCES

During Fiscal 2004, the Company lacked liquidity and access to any significant and continuing source of capital or financing needed to support its corporate existence. The Company was dependent upon the willingness of a few stockholders who provided funds to the Company under a loan in one case and, in another case, under a line of credit from a related party. These arrangements were undertaken to meet the Company's obligations as a corporate entity.

IMPACT OF INFLATION

Inflation has not had a significant effect on the Company's operation during the two years ending December 31, 2004.

ITEM 6A. SUBSEQUENT EVENTS

Pursuant to an Agreement and Plan of Acquisition dated as of April 10, 2005 (the "Acquisition Agreement"), by and among Technol Fuel Conditioners, Inc. (the "Registrant" or the "Company") and Allied Syndications, Inc., a Texas corporation ("Allied" or "AEG"), the Company acquired a controlling interest in Allied (now, a partially-owned) operating subsidiary of the Registrant (the "Acquisition") pursuant to an Agreement and Plan of Acquisition between the Company and Allied. The Acquisition was dated April 10, 2005 and was be effective upon filing of the Articles of Share Acquisition in Colorado and Texas. Allied will become a wholly owned subsidiary of Registrant pursuant to the Acquisition and the completion of the "second step" of the Acquisition pertaining to the non-control blocks of Allied.

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

ITEM 6B. INFORMATION ON ALLIED

Allied Syndications, Inc., a Texas corporation ("AEG") has some diversification in several aspects of the energy business. The main focus of the Company since its inception has been to raise funds through oil and gas exploration and development partnership agreements and raising funds for acquisition of other oil and gas prospects, including a coal property in Iowa and an energy fund in Europe.

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

In May, 2005 AEG partnered with Halliburton Operating Company to drill the Midland Basin Prospect (5,000 vertical test) in Kent County, Texas. The first well was deemed non-commercial. An additional test well is being evaluated. Estimated potential reserves are 100,000 - 300,000 BO per well-bore. AEG's Oakwood Prospect located in Leon County, Texas is an off-set to the RS Dailey #10 that has produced nearly 13 billion cubic feet of natural gas ($100 million in gross revenue at today's prices). AEG drilled this 10,000 ft. well in Leon County, Texas and is currently reviewing information from the well base to determine whether to attempt completion operations in one of several zones encountered. AEG's "Live Oak" Prospect is located in northeast Live Oak County, Texas approximately 45 minutes north of Corpus Christi, Texas. The primary objective is to drill a 7,600' vertical well to test the "Slick" and "Luling" Wilcox Sandstones to potentially develop reserves of 6,188,000 (6.188 billion) cubic feet of natural gas and 73,000 barrels of associated condensate (oil). Drilling is scheduled to commence in December, 2005.

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

ITEM 6C. ALLIED MANAGEMENT

                EXECUTIVE MANAGEMENT OF ALLIED SYNDICATIONS, INC.

   RICHARD P. UNDERWOOD, PRESIDENT

Mr. Underwood has over 28 years of diversified business experience with 19 years dedicated to the oil and gas industry. Mr. Underwood brings with him a proven record of accomplishments as an effective leader, demonstrating exceptional communication skills, while taking a systematic approach toward corporate growth and fiduciary accountability. Mr. Underwood has a proven record of success developing niche opportunities throughout the domestic US energy industry.

Mr. Underwood attended Ottawa University and his background includes management activities, in all areas of corporate operations. His experience includes the drilling and/or development of over 30 geological areas in the domestic U.S. including but not limited to the Appalachian Basin, Rocky Mountain Basin, West Texas, South Texas, and East Texas Basin.

In the mid 1990's, Mr. Underwood was the National Sales Director (Principal) and Due Diligence Officer for Ridgemont Securities, Inc. holding NASD Series 24, 39, and 63 licenses. Ridgemont Securities, Inc. was a boutique NASD broker dealer firm specialized in oil and gas drilling programs. In 2003, working with an alliance of oil and gas industry professionals, Mr. Underwood formed the Allied Energy Group (AEG) to become a leader in the independent oil and gas industry. Over the last two years, AEG has developed strategic industry relationships with such companies as the Halliburton Operating Company and has established active drilling operations in Shelby, Leon, Kent, Dickens, Live Oak, and Schleicher Counties, Texas.

   STEVE S. STENGELL, SENIOR VICE PRESIDENT OPERATIONS

Mr. Stengell has nearly 10 years of progressive management experience in the oil and gas industry including operations planning, program syndication, investment banking, investor relations, strategic planning, drilling, exploration and production operations. He has extensive experience in developing and evaluating oil and natural gas developmental programs for individual clients and the NASD Broker Dealer industry as a whole.

Mr. Stengell has actively been involved with the drilling and development of more than 25 geographical areas throughout the domestic U. S. primarily located in the East Texas Basin, Southern Louisiana, Appalachian Basin, and the Gulf Coast Areas.

In 1995, Mr. Stengell received a Bachelors Degree in Corporate Finance from the University of Kentucky and more recently a Master of Business Administration
(MBA) from Western Kentucky University and is currently enrolled in the Graduate (continued education) Petroleum Engineering program at Texas A & M University.

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

   VANCE M. LONG

Mr. Long currently serves as the Senior Petroleum Geologist for the Halliburton Operating Company and Long-Hall Exploration, LLC with offices located in Dallas and Abilene, Texas. Mr. Long has extensive experience in all areas of petroleum geology, prospect generation, post-drilling / completion evaluation, lease acquisition, 2-D and 3-D seismic interpretation, and petroleum engineering. Mr. Long began his career providing an array of well-site services while attending college. Mr. Long began generating his own projects soon after graduating from college.Mr. Long has actively been involved with the drilling and development of more than 30 geographical areas throughout the domestic U. S. primarily located in the East Texas Basin, Appalachian Basin, Southern Louisiana, and the Gulf Coast Areas. Mr. Long boasts a successful completion rate approximating 83.60% in nearly 250 wells of which he was a participant over the last 20 years. In 1994, Mr. Long was directly responsible for developing prospect leads, seismic programs, and geological data for 350,000 acres of which 120,000 were placed with the Mitchell Energy Corporation and Beartooth Energy Partners. Additionally, Mr. Long has been instrumental in securing exploration partners on behalf of Bass Energy with commitments of $40,000,000 for developments in North Central Texas. Mr. Long has continued his focus toward the generation, evaluation, engineering, and development of new discoveries in East Texas and Southern Louisiana, as well as providing his consulting services to a multitude of independent companies operating in this same region. Mr. Long is a Certified Petroleum Geologist for the State of Texas and received a Bachelor of Science Degree in Petroleum Geology from the Abilene Christian University in 1985. Currently, Mr. Long is working with AEG and an array of industry professionals to develop the Tannehill Sandstone in Kent and Dickens County, Texas as well as other properties in this same region.

   JESS GREEN

Mr. Green is a 1985 graduate of Oklahoma State University. He holds a Bachelor of Science degree in Finance, and a Masters degree in Business Administration. Mr. Green has 25 years of experience in the Transportation sector. He presently serves as Business Manager of the Regulatory Compliance Division of Comdata Corporation, a Brentwood, TN based Financial and Information Services company. He holds a Six Sigma Black Belt certification, and is active in the Quality Assurance field for Comdata. He is also a member of the Professional Pricing Society. Mr. Green resides in Franklin, TN, with Mandy, his wife of 22 years.

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

   MAURICE (MAURY) W. COBURN

With three earned degrees, Mr. Coburn holds a B.A., cum laude, from Taylor University, an M.B.A. from Northwestern University, and a Juris Doctorate from Northwestern University.

Maurice Coburn has been listed in Who's Who in Arizona, Who's Who in American Law, and Who's Who Among Students in American Universities and Colleges. He was elected to the Board of Editors of The Illinois Law Review, and he has served as a Trustee of Taylor University.

Mr. Coburn has held full time positions in government as an Assistant to the Governor of Illinois, General Counsel, Midwest Region, United States Environmental Protection Agency, General Counsel, Illinois Department of Agriculture, and a Special Consultant to the White House on Government Reorganization. He has held part time positions as a Hearing Officer in the Illinois Department of Labor, and court appointed counsel for indigent defendants (Mohave County, La Paz County, and Lake Havasu City). Coburn is a radio and television broadcaster with stations in Lake Havasu City, Kingman, Parker, and Needles. As a lawyer, he has served as General Counsel of the United States Jaycees, General Counsel of the American Culinary Federation, General Counsel of the Kellogg Division of ITT, Staff Attorney for Montgomery Ward, and a Partner in the law firm of Robbins, Schwartz, Coburn & Rubin. Mr. Coburn is a member of Phi Alpha Delta Law Fraternity, Alpha Kappa Psi Commerce Fraternity, VFW Post 9401, the Elks Lodge, the Presbyterian Church, Medinah Temple, and the Community Broadcasters Association. He is Past Commander of American Legion Post 651, and he is a former Chairman of the Mohave County Republican Organization. He is married to Marlene Coburn. They have two sons, John Coburn, a recent business graduate, is employed in the executive offices of The Phoenician Resort, and Dan Coburn who is a student at the College of Oceanography in Los Angeles.

                         NATURAL RESOURCE COMPANY RISKS:

GOVERNMENT REGULATIONS

MANY ASPECTS OF THE NATURAL GAS AND OIL BUSINESS ARE SUBJECT TO BROAD FEDERAL AND STATE REGULATIONS, INCLUDING BUT NOT LIMITED TO THE RATE OF PRODUCTION AND SALES PRICES OF NATURAL GAS AND OIL AND RULES RELATING TO ENVIRONMENTAL PROTECTION AND POLLUTION CONTROL. MOREOVER, MANY AREAS OF SUCH REGULATIONS ARE UNDERGOING CHANGE AND MAY BE AFFECTED BY PROPOSED REGULATIONS, WHICH HAVE NOT YET BEEN ADOPTED. SUCH REGULATIONS ARE BEYOND THE CONTROL OF ALLIED SYNDICATIONS, INC. AND THE ULTIMATE EFFECT OF SUCH REGULATIONS CANNOT BE ACCURATELY PREDICTED. SEE SECTION ENTITLED "COMPETITION, MARKETS AND REGULATIONS" STATED BELOW.

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

ALLIED'S MARKETS, COMPETITION REGULATION AND RISKS

THE NATURAL GAS AND OIL INDUSTRY IS HIGHLY COMPETITIVE IN ALL ITS PHASES. ALLIED MAY ENCOUNTER STRONG COMPETITION FROM OTHER NATURAL GAS AND OIL COMPANIES, MANY OF WHOM HAVE GREATER FINANCIAL RESOURCES AND TECHNICAL CAPABILITIES IN ACQUIRING AND DEVELOPING ECONOMICALLY DESIRABLE PROPERTIES.

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

RISKS OF COMPETITION AND RISKS OF COMPLETION

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

As of December 31, 2004, the Company's Directors and Officers were as follows:

      Name                 Age           Positions and Offices Held
----------------           ---      ------------------------------------
Melvin E. Hooper           54       President & Chief Executive Officer
Odette Lichtman            51       Secretary-Treasurer & Vice President
Barry Sprague              55       Vice-President

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

                           SUMMARY COMPENSATION TABLE

During the fiscal year ending December 31, 2004, the Company's Board of Directors authorized the compensation of its officers with the following cash salaries:

                           SUMMARY COMPENSATION TABLE

                               Annual Compensation              Long-Term Compensation
                        --------------------------------   ---------------------------------
                                                                  Awards       Payouts
                                                           ---------------------------------
                                                           Restricted   Securities
                                                Other        Stock      Underlying
  Name and                                     Annual        Awards      Options/      LTIP      All Other
 Principal              Salary     Bonus    Compensation      (s)          SARs      Payouts   Compensation
 Position        Year     ($)       ($)         ($)           ($)          (#)         ($)         ($)
   (a)           (b)      (c)       (d)         (e)           (f)          (g)         (h)         (i)
-----------------------------------------------------------------------------------------------------------
Melvin E.        2002   $39,000   $     0      $    0        $    0         0        $     0      $    0
Hooper           2003   $41,000   $ 2,500      $    0        $    0         0        $     0      $    0
President, CEO   2004   $42,000   $ 1,000      $    0        $    0         0        $     0      $    0
-----------------------------------------------------------------------------------------------------------
Odette           2002   $ 6,500   $     0      $    0        $    0         0        $     0      $    0
Lichtman,        2003   $ 5,500   $     0      $    0        $    0         0        $     0      $    0
V.P. Finance,    2004   $11,500   $     0      $    0        $    0         0        $     0      $    0
Secretary

All Directors    2002   $45,500   $     0      $    0        $    0         0        $     0      $    0
as a Group       2003   $46,500   $ 2,500      $    0        $    0         0        $     0      $    0
(2 persons)      2004   $53,500   $ 1,000      $    0        $    0         0        $     0      $    0
-----------------------------------------------------------------------------------------------------------

With respect to cash salaries, the Company may change or increase salaries as the Company's profits and cash flow allow. No other compensation was paid, accrued, earned, or received by any of the Company's officers and directors.

COMPENSATION OF DIRECTORS

Except as may be approved by the Company's Board of Directors, the Company's Directors are not currently compensated on a regular basis as a director of the Company and each does not receive any reimbursement for out-of-pocket costs incurred in attending meetings. The Company's compensation policies are subject to change and the Board of Directors may approve or establish such compensation arrangements from time to time as it deems appropriate in view of the Company's requirements.

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

   Name and Address                 Amount of Beneficial             Percentage
  of Beneficial Owner                    Ownership                    of Class
------------------------            --------------------            ------------
Mark Lichtman(2)(4)                      5,411,696                     27.5%
2 Cedar Ave.
Allenhurst, NJ 07711

Odette Lichtman, (4)                       165,550                  less than 1%
Secretary, Treasurer,
VP & Director
2 Cedar Ave.
Allenhurst, NJ 07711

Technol Funding Group(3)                 1,950,000                      10%
1004 Depot Hill Rd.
Broomfield, CO 80020

Frederick K. Moss(2)                     3,871,373                      20%
37 Riverside Dr.
New York, NY 10023

Melvin E. Hooper,                          100,000                  less than 1%
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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

N/A

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

 (a)(1) Financial Statements. Reference is made to the Index to Financial Statements of the Company on page F-1 of this report.

  23.1      Consent of Jewett, Schwartz & Associates

  31.1      Certification

  31.2      Certification

  32.1      Certification

  32.2      Certification

REPORTS ON FORM 8-K

(b)   Reports on Form 8-K filed during 2004.

            None.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TECHNOL FUEL CONDITIONERS, INC.
(Registrant)

By: /s/ Richard P. Underwood                              Date: December 5, 2005
    ------------------------
Richard P. Underwood
Chief Executive Officer, President
& Chairman of the Board

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

By: /s/ Richard P. Underwood                              Date: December 5, 2005
    ------------------------
Richard P. Underwood
Chief Executive Officer, President
& Chairman of the Board

                         TECHNOL FUEL CONDITIONERS, INC.

                              FINANCIAL STATEMENTS

                           DECEMBER 31, 2004 and 2003

                         TECHNOL FUEL CONDITIONERS, INC.

                              FINANCIAL STATEMENTS

                           DECEMBER 31, 2004 and 2003

                                TABLE OF CONTENTS

                                                                         Page

Report of Independent Registered Public Accounting Firm               F-2

Balance Sheets                                                        F-3

Statements of Operations                                              F-4

Statements of Changes in Stockholders' Deficit                        F-5

Statements of Cash Flows                                              F-6

Notes to Financial Statements                                         F-7 - F-12

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the board of directors and shareholders of Technol Fuel Conditioners, Inc.

We have audited the accompanying balance sheet of Technol Fuel Conditioners, Inc. as of December 31, 2004 and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Technol Fuel Conditioners, Inc. for the year ended December 31, 2003. The financial statements of Technol Fuel Conditioners as of and for the year ended December 31, 2003 were audited by other auditors whose report dated April 5, 2004, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Technol Fuel Conditioners, Inc. as of December 31, 2004 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Technol will continue as a going concern. As discussed in Note 3 to the financial statements, Technol has suffered recurring losses from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Jewett, Schwartz & Associates

Hollywood, Florida
October 7, 2005

                         TECHNOL FUEL CONDITIONERS, INC.
                                 BALANCE SHEETS

                                                                     2004           2003
                                                                  -----------    -----------
                       ASSETS

CURRENT ASSETS
Cash and cash equivalents                                         $         -    $     2,090
Accounts receivable, net                                               46,732         78,855
Inventory, net                                                         13,292            776
Prepaid expenses and other current assets                                 410            410
                                                                  -----------    -----------
Total Current Assets                                                   60,434         82,131

Fixed Assets, net                                                       2,710              -

                                                                  -----------    -----------
Total Assets                                                      $    63,144    $    82,131
                                                                  ===========    ===========

        LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Cash overdraft                                                    $       211    $         -
Accounts payable                                                       30,418         21,762
Accrued liabilities                                                   326,340        267,133
Line of credit from related party                                     350,530        182,880
Loans payable to stockholder                                          843,220        803,291
                                                                  -----------    -----------

Total Liabilities                                                   1,550,719      1,275,066
                                                                  -----------    -----------

STOCKHOLDERS' DEFICIT
Common Stock, 700,000,000 shares authorized at $.001 par
   value; 19,675,000 shares issued and outstanding                     19,675         19,675
Additional paid-in capital                                            528,625        528,625
Accumulated deficit                                                (2,035,875)    (1,741,235)
                                                                  -----------    -----------
Total Stockholders' Deficit                                        (1,487,575)    (1,192,935)
                                                                  -----------    -----------

Total Liabilities & Stockholders' Deficit                         $    63,144    $    82,131
                                                                  ===========    ===========

    The accompanying notes are an integral part of these financial statements

                         TECHNOL FUEL CONDITIONERS, INC.
                            STATEMENTS OF OPERATIONS
                 For the years ended December 31, 2004 and 2003

                                                                      2004            2003
                                                                  ------------    ------------
REVENUES                                                          $    305,295    $    298,967

COST OF SALES                                                          105,826         151,796
                                                                  ------------    ------------

GROSS MARGIN                                                           199,469         147,171

Selling, general and administrative                                    420,858         162,401
                                                                  ------------    ------------

   Loss from operations                                               (221,389)        (15,230)

   Interest expense, net                                               (73,251)        (84,235)
                                                                  ------------    ------------

NET LOSS                                                          $   (294,640)   $    (99,465)
                                                                  ============    ============

Basic and diluted loss per common share                           $      (0.01)   $      (0.01)
                                                                  ============    ============

Weighted average shares outstanding - basic and diluted             19,675,000      19,675,000
                                                                  ============    ============

    The accompanying notes are an integral part of these financial statements

                         TECHNOL FUEL CONDITIONERS, INC.
                 STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

                                             Common Stock
                                     700,000,000 shares authorized      Additional     Accumulated
                                       Shares     $0.001 par value   Paid-in Capital     Deficit       Total
                                     --------------------------------------------------------------------------
Balance - December 31, 2002          19,675,000             19,675           528,625    (1,641,770)  (1,093,470)

Net loss                                      -                  -                 -       (99,465)     (99,465)
                                     ----------   ----------------   ---------------   -----------   ----------

Balance - December 31, 2003          19,675,000             19,675           528,625    (1,741,235)  (1,192,935)

Net loss                                      -                  -                 -      (294,640)    (294,640)
                                     ----------   ----------------   ---------------   -----------   ----------

Balance - December 31, 2004          19,675,000             19,675           528,625    (2,035,875)  (1,487,575)
                                     ==========   ================   ===============   ===========   ==========

    The accompanying notes are an integral part of these financial statements

                         TECHNOL FUEL CONDITIONERS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    For the twelve months ended December 31,

                                                           2004         2003
                                                         ---------    ---------
Cash Flows from Operating Activities:
Net loss                                                 $(294,640)   $ (99,465)
Adjustments to reconcile net loss to net cash
  used by operating activities:
    Depreciation and amortization                              432            -
Changes in operating assets and liabilities:
    Accounts receivable                                     32,123      (38,349)
    Inventory                                              (12,516)      16,820
    Accounts payable and accrued expenses                   68,074       54,522
                                                         ---------    ---------

Net cash used in operating activities                     (206,527)     (66,472)
                                                         ---------    ---------

Cash Flows from Investing Activities:
    Purchases of property and equipment                     (3,142)           -
                                                         ---------    ---------

Net cash used in investing activities                       (3,142)           -
                                                         ---------    ---------

Cash Flows from Financing Activities:
    Proceeds from notes to stockholders                    207,579       57,714
    Payments on notes to stockholders                            -         (221)
                                                         ---------    ---------

Net cash provided by financing activities                  207,579       57,493
                                                         ---------    ---------

Net decrease in cash and cash equivalents                   (2,090)      (8,979)

Cash and cash equivalents, beginning of year                 2,090       11,069
                                                         ---------    ---------

Cash and cash equivalents, end of year                   $       -    $   2,090
                                                         =========    =========

    The accompanying notes are an integral part of these financial statements

NOTE 1 - BACKGROUND

Overview
--------

Technol Fuel Conditioners, Inc. ("Technol") was incorporated in New Jersey on January 4, 1991 as OTC, Inc. The name was changed on June 27, 2000. Technol is in the business of wholesaling, distributing and retailing oil additives.

Effective January 2, 2002, Technol agreed to recapitalize with both Brazilian-Indio Services.com, Inc. "(BIS)" (an Oregon corporation) and USR Holdings Co. "(USRH)". At this date, Technol became a wholly-owned subsidiary of BIS and USRH was pun off to USRH's former majority shareholder. To accommodate this recapitalization, (a) 319,137 shares were redistributed from certain Technol shareholders to three new shareholders and accounted for as shares issued for services rendered in 2001 and valued at their estimated fair value of $.50 per share, (b) Technol's existing shareholders holding 1,185,600 shares were issued 11,260,000 shares in BIS and accounted for as a stock split, (c) former USRH shareholders were issued 1.408,470 shares in BIS, (d) existing BIS shareholders were reduced via a reverse stock split to 200,000 shares, (e) Technol Funding Group, an entity formed to accomplish this recapitalization was issued 6,553,530 shares for services in connection with the recapitalization and
(f) 253,000 shares was issued under a private placement memorandum for $126,000 in cash contributed to Technol in 2001. Immediately after the merger, BIS's name was changed to Technol Fuel Conditioners, Inc. Because original BIS shareholders retained only a tiny fraction of the combined entity, the purchase was accounted for as a reverse merger.

Hereinafter, all references to Technol refer to the original Techno lenity with shares as issued from Technols' inception and including the recapitalization as described above.

Estimates and assumptions that affect amounts reported are used by management to prepare these financial statements and accompanying footnotes in conformity with accounting principles generally accepted in the United State of America. Actual results could differ from those estimates.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of estimates
----------------

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures at the date of the financial statements and during the reporting period. Accordingly, actual results could differ from those estimates.

Cash and Cash Equivalents
-------------------------

Technol considers all highly liquid investments with maturity of three months of less at the date of purchase to be cash equivalents include repurchase agreements collateralized by U.S. government securities and certificates of deposit.

Revenue Recognition
-------------------

Technol recognizes revenue when persuasive evidence of an arrangement exits, delivery has occurred, the sales price is fixed or determinable and collectibility is probable. Revenue is derived from sales of Technols' oil additive products and is recognized when the items are shipped.

Allowance for doubtful accounts
-------------------------------

Bad debt expense is recognized based on management's estimate of likely losses per year, based on past experience and an estimate of current year uncollectible amounts. There was no allowance at December 31, 2004.

Inventory
---------

Inventory is stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method. An allowance of $14,200 has been recorded as of December 31, 2004.

Property and Equipment
----------------------

Property and equipment are recorded at cost. Depreciation is recorded over estimated useful lives of the respective assets on a straight-line basis.

Advertising costs
-----------------

Advertising costs are expensed as incurred. For the years ended December 31, 2004 and 2003, advertising costs aggregated approximately $23,100 and $18,650.

Earnings (Loss) Per Share
-------------------------

Basic net income (loss) per common share is computed using the weighted average number of common shares outstanding during the periods. Diluted net income
(loss) per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the year.

Income taxes
------------

Technol recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. Technol provides a valuation allowance for deterred tax assets for which it does not consider realization of such assets to be more likely than not.

Basic and diluted loss per common share is calculated by dividing the net loss by the weighted average shares outstanding. There are no dilutive securities.

Recent Accounting Pronouncements
--------------------------------

Technol does not expect the adoption of recently issued accounting pronouncements to have a significant impact on Technol's results of operations, financial position or cash flow.

Other-Than-Temporary Impairment of Investments

In March 2004, the EITF of the FASB reached a consensus on Issue No. 03-01, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("EITF 03-01"). EITF 03-01 addresses the meaning of other-than-temporary impairment and its application to debt and equity securities within the scope of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115") and equity securities that are not subject to the scope of SFAS 115 and not accounted for under the equity method of accounting. As of December 31, 2004, the Company determined that EITF 03-01 had no impact on its consolidated financial statements.

Contingently Convertible Instruments

In September 2004, the EITF reached a consensus on Issue No. 04-08, "The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share" ("EITF 04-08"), which is effective for reporting periods ending after December 15, 2004. EITF 04-08 requires companies to include shares issuable under convertible instruments in diluted earnings per share computations (if dilutive) regardless of whether the market price trigger (or other contingent feature) has been met. In addition, prior period earnings per share amounts presented for comparative purposes must be restated. EITF 04-08 did not impact earnings per share in 2004.

Inventory Pricing

In November 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 151, "Inventory Costs." The new statement amends Accounting Research Bulletin ("APB") No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. This statement requires that those items be recognized as current-period charges and requires that allocation of fixed production overheads to the cost of conversion be based on the normal capacity of the production facilities. This statement is effective for fiscal years beginning after June 15, 2005. The Company does not expect adoption of this statement to have a material impact on its financial condition or results of operations.

Share-Based Payment

In December 2004, the FASB issued a revision of SFAS 123 ("SFAS 123(R)") that will require compensation costs related to share-based payment transactions to be recognized in the statement of operations. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be remeasured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. SFAS 123(R) replaces SFAS 123 and is effective as of the first interim period beginning after June 15, 2005. Based on the number of shares and awards outstanding as of December 31, 2004 (and without giving effect to any awards which may be granted in 2005), we expect that the adoption of SFAS 123(R) will have no material impact to the financial statements.

NOTE 3 - GOING CONCERN

As shown in the accompanying financial statements, Technol has incurred net losses of $294,640 and $99,465 during the years ended December 31, 2004 and 2003, respectively and has a negative working capital of $1,487,575 as of December 31, 2004. These conditions create an uncertainty as to Technol's ability to continue as a going concern. Management is trying to reduce expenses and increase marketing efforts. The financial statements do no include any adjustments that might be necessary if Technol is unable to continue as a going concern.

NOTE 4 - FIXED ASSETS

Property and equipment are sated at cost. Major classifications of fixed assets are summarized below for 2004 and 2003:

                                                             2004         2003

               Office Equipment                            $ 3,142      $     -
               Less: Accumulated Depreciation                 (432)
                                                           -------      -------
                                                           $ 2,710      $     -
                                                           =======      =======

NOTE 5 - LINE OF CREDIT FROM A RELATED PARTY

A stockholder allows Technol to use their personal line of credit and make the required principal and interest payments on their behalf. The balance of the line of credit is $350,530 and $182,880 for the years ended 2004 and 2003, respectively.

NOTE 6 - LOANS PAYABLE TO STOCKHOLDERS

Loans payable to stockholders consists of non-interest bearing loans from two stockholders to Technol. The loans are due on demand, have no collateral and interest of 7.5% is being imputed.

NOTE 7 - INCOME TAXES

The provision (benefit) for income taxes from continued operations for the years ended December 31, 2004 and 2003 consist of the following:

                                                           2004          2003
                                                         ---------    ---------
               Current:
                  Federal                                $       -    $       -
                  State                                          -            -
                                                         ---------    ---------

               Benefit from increase in valuation
                   allowance                              (117,856)     (39,786)
               Benefits of operating loss carryforwards    117,856       39,786
                                                         ---------    ---------

               Provision (benefit) from income taxes     $       -    $       -
                                                         =========    =========

Deferred income taxes result from temporary differences in the recognition of income and expenses for financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax assets and liabilities result principally from the following:

                                                           2004          2003
                                                         ---------    ---------
               Net operating loss-carryforwards
                  expiring between 2021-2024             $ 603,442    $ 308,802
               Depreciation and amortization                     -            -
               Other                                             -            -
                                                         ---------    ---------

                        Deferred income tax asset        $ 603,442    $ 308,802
                                                         =========    =========

The net deferred tax assets and liabilities are comprised of the following:

                                                            2004         2003
                                                         ---------    ---------
               Deferred tax assets
                        Current                                  -            -
                        Non-current                      $ 603,442    $ 308,802

               Less valuation allowance                   (603,442)    (308,802)
                                                         ---------    ---------

                        Net deferred income tax asset    $       -    $       -
                                                         =========    =========

Until the merger on January 2, 2002, Technol elected subchapter S treatment for tax purpose and all losses through that date passed to the individual shareholders. Effective January 2, 2002, Technol is taxed as a C Corporation during which time the net operating losses noted above were generated.

NOTE 8 - COMMITMENTS

Technol leases its office under an operating lease through January 31, 2005. The monthly rental payments are $960. Rent expense under the lease was $12,113 and $10,415 for the periods ended December 31, 2004 and 2003.

NOTE 9 - MAJOR CUSTOMERS

Technol had four customers that accounted for 77% and 71% of net sales during 2004 and 2003.

NOTE 10 - MAJOR VENDORS

Technol had one vendor that accounted for 80% and 93% of net purchases during 2004 and 2003.

NOTE 11 - SUBSEQUENT EVENTS

Pursuant to an Agreement and Plan of Acquisition dated as of April 10, 2005 (the "Acquisition Agreement"), by and among Technol and Allied Syndications, Inc., a Texas corporation ("Allied"), Technol acquired Allied as a partially owned operating subsidiary of the Technol (the "Acquisition") pursuant to an Agreement and Plan of Acquisition between the Technol and Allied. The Acquisition was dated April 10, 2005 and will be effective upon filing the Articles of Share Acquisition in Colorado and Texas. Allied will become a wholly owned subsidiary of Technol pursuant to the Acquisition and the completion of the "second step" of the Acquisition pertaining to the noncontrol blocks of Allied.