Form 10QSB
period 2004-06-30
TECHNOL FUEL CONDITIONERS INC
filed 2006-03-14
CIK 1109262

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ----------------

                                  FORM 10-QSB

                                ----------------

                                   (Mark One)

 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
              OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004.

 [_] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
            OF 1934 (NO FEE REQUIRED) FOR THE TRANSITION PERIOD FROM
                        _____________ TO _______________.


                                ----------------

                         TECHNOL FUEL CONDITIONERS, INC.
               (Exact Name of Registrant as Specified in Charter)

                                ----------------


                               Primary Standard Industrial
State of Incorporation         Classification Code Number           22-3084979
----------------------         --------------------------           ----------
       Colorado                           2911                      IRS ID No.



                               2800 Griffin Drive
                          Bowling Green, Kentucky 42101
               --------------------------------------------------
               (Address of Principal Executive Offices, Zip Code)


       Registrant's telephone number, including area code: (800) 330-2535
                                                            --------------


              1 Main street, Ste. 405, Eatontown, New Jersey 07724
          -------------------------------------------------------------
          (Former Name or Former Address, if Changed Since Last Report)


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [_] No [X]

The number of shares outstanding of Registrant's common stock ($0.001 par value) as of the quarter ended June 30, 2004 is 19,675,000.

================================================================================

                         TECHNOL FUEL CONDITIONERS, INC.

                                TABLE OF CONTENTS

                                                                                                           PAGE
                                                                                                          NUMBER
                                                                                                          ------
PART I - FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS
                  CONSOLIDATED BALANCE SHEETS
                           JUNE 30, 2004 (UNAUDITED) AND JUNE 30, 2003.....................................  5
                  CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                           THREE MONTHS ENDED JUNE 30, 2004 (UNAUDITED)
                           AND THREE MONTHS ENDED JUNE 30, 2003 (UNAUDITED)................................  6
                           SIX MONTHS ENDED JUNE 30, 2004 (UNAUDITED) AND
                           SIX MONTHS ENDED JUNE 30, 2003 (UNAUDITED)......................................  7
                  CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                           THREE MONTHS ENDED JUNE 30, 2004 AND JUNE 30, 2003 .............................  8

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)...................................  9-13

         ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS................................................................  14
         ITEM 2A. FACTORS THAT MAY AFFECT FUTURE RESULTS...................................................  16
         ITEM 3. CONTROLS AND PROCEDURES...................................................................  17

PART II - OTHER INFORMATION

         ITEM 1. LEGAL PROCEEDINGS.........................................................................  18
         ITEM 2. CHANGES IN SECURITIES.....................................................................  18
         ITEM 3. DEFAULTS UPON SENIOR SECURITIES...........................................................  18
         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......................................  18
         ITEM 5. OTHER INFORMATION.........................................................................  18
         ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K..........................................................  18

                                     PART I.


                      MATTER OF FORWARD-LOOKING STATEMENTS

THIS FORM 10-QSB CONTAINS "FORWARD-LOOKING STATEMENTS" THAT CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING WORDS SUCH AS "BELIEVES," "EXPECTS," "MAY," "WILL," "SHOULD," OR "ANTICIPATES," OR THE NEGATIVE OF THESE WORDS OR OTHER VARIATIONS OF THESE WORDS OR COMPARABLE WORDS, OR BY DISCUSSIONS OF PLANS OR STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. MANAGEMENT WISHES TO CAUTION THE READER THAT THESE FORWARD-LOOKING STATEMENTS, INCLUDING, BUT NOT LIMITED TO, STATEMENTS REGARDING THE COMPANY'S MARKETING PLANS, GOALS, COMPETITIVE AND TECHNOLOGY TRENDS AND OTHER MATTERS THAT ARE NOT HISTORICAL FACTS ARE ONLY PREDICTIONS. NO ASSURANCES CAN BE GIVEN THAT SUCH PREDICTIONS WILL PROVE CORRECT OR THAT THE ANTICIPATED FUTURE RESULTS WILL BE ACHIEVED. ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY EITHER BECAUSE ONE OR MORE PREDICTIONS PROVE TO BE ERRONEOUS OR AS A RESULT OF OTHER RISKS FACING THE COMPANY. FORWARD-LOOKING STATEMENTS SHOULD BE READ IN LIGHT OF THE CAUTIONARY STATEMENTS AND IMPORTANT FACTORS DESCRIBED IN THIS FORM 10-QSB, INCLUDING, BUT NOT LIMITED TO "THE FACTORS THAT MAY AFFECT FUTURE RESULTS" SHOWN AS ITEM 2A AND IN MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. THE RISKS INCLUDE, BUT ARE NOT LIMITED TO, THE RISKS ASSOCIATED WITH AN EARLY-STAGE COMPANY THAT HAS ONLY A LIMITED HISTORY OF OPERATIONS, THE COMPARATIVELY LIMITED FINANCIAL RESOURCES OF THE COMPANY, THE INTENSE COMPETITION THE COMPANY FACES FROM OTHER ESTABLISHED COMPETITORS, TECHNOLOGICAL CHANGES THAT MAY LIMIT THE ABILITY OF THE COMPANY TO MARKET AND SELL ITS PRODUCTS AND SERVICES OR ADVERSELY IMPACT THE PRICING OF THESE PRODUCTS AND SERVICES, AND MANAGEMENT THAT HAS ONLY LIMITED EXPERIENCE IN DEVELOPING SYSTEMS AND MANAGEMENT PRACTICES. ANY ONE OR MORE OF THESE OR OTHER RISKS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE FUTURE RESULTS INDICATED, EXPRESSED, OR IMPLIED IN SUCH FORWARD-LOOKING STATEMENTS. WE UNDERTAKE NO OBLIGATION TO UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENT TO REFLECT EVENTS, CIRCUMSTANCES, OR NEW INFORMATION AFTER THE DATE OF THIS FORM 10-QSB OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED OR OTHER SUBSEQUENT EVENTS

ITEM 1. FINANCIAL STATEMENTS

Unless otherwise indicated, the term "Company" refers to Technol Fuel Conditioners, Inc. and its subsidiaries and predecessors. The accompanying consolidated unaudited condensed financial statements have been prepared by management in accordance with the instructions in Form 10-QSB and, therefore, do not include all information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with Company's Annual Report to Shareholders on Form 10-KSB for the fiscal year ended December 31, 2003 These statements do include all the normal recurring adjustments, which the Company believes is necessary and affords a fair presentation. The interim results are not necessarily indicative of the results for the full year ending December 31, 2003. Accordingly, consolidated unaudited interim financial statements, including a balance sheet for the Company as of the fiscal quarter ended June 30, 2004, and, statements of operations and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding fiscal year are attached hereto as Pages 5 through 8 and are incorporated herein by this reference.

                            TECHNOL FUEL CONDITIONERS
                             CONDENSED BALANCE SHETS

                                                                June 30,  December 31,
                                                                 2004         2003
                                                              ----------   ----------
                                                                           (Unaudited)
                                     ASSETS


CURRENT ASSETS

Cash and cash equivalents                                     $    6,130   $    2,090
Accounts receivable, net                                          23,789       78,855
Inventory, net                                                    18,281          776
Prepaid expenses and other current assets                            410          410
                                                              ----------   ----------
Total Current Assets                                              48,610       82,131

                                                              ----------   ----------
Total Assets                                                  $   48,610   $   82,131
                                                              ==========   ==========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Cash overdraft                                                $       --   $       --
Accounts payable                                                   8,711       21,762
Accrued liabilities                                              306,119      267,133
Line of credit from related party                                223,223      182,880
Loans payable to stockholder                                     803,291      803,291
                                                              ----------   ----------
Total Liabilities                                             $1,341,344   $1,275,066
                                                              ==========   ==========


                            TECHNOL FUEL CONDITIONERS
                       CONDENSED STATEMENTS OF OPERATIONS
                       For the three months ended June 30,


                                                              2004            2003
                                                          ------------    ------------
REVENUES                                                  $     35,174    $      9,510

COST OF SALES                                                   18,224          13,912
                                                          ------------    ------------

GROSS MARGIN                                                    16,950          (4,402)

Selling, general and administrative                             81,560          49,210
                                                          ------------    ------------

   Loss from operations                                        (64,610)        (53,612)

  Interest expense, net                                        (24,417)         (3,611)
                                                          ------------    ------------


NET LOSS                                                  $    (89,027)   $    (57,223)
                                                          ============    ============

Basic and diluted loss per common share                   $      (0.00)   $      (0.01)
                                                          ============    ============

Weighted average shares outstanding - basic and diluted     19,675,000      19,675,000
                                                          ============    ============

                            TECHNOL FUEL CONDITIONERS
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        For the six months ended June 30,

                                                              2004            2003
                                                          ------------    ------------
REVENUES                                                  $    142,176    $    107,756

COST OF SALES                                                   58,407          57,758
                                                          ------------    ------------

GROSS MARGIN                                                    83,769          49,998

Selling, general and administrative                            159,151         109,264
                                                          ------------    ------------

   Loss from operations                                        (75,382)        (59,266)

  Interest expense, net                                        (24,417)        (31,127)
                                                          ------------    ------------


NET LOSS                                                  $    (99,799)   $    (90,393)
                                                          ============    ============

Basic and diluted loss per common share                   $      (0.01)   $      (0.01)
                                                          ============    ============

Weighted average shares outstanding - basic and diluted     19,675,000      19,675,000
                                                          ============    ============



                         TECHNOL FUEL CONDITIONERS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                        For the six months ended June 30,


                                                    2004          2003
                                                  --------      --------
Cash Flows from Operating Activities:
Net loss                                          $(99,799)     $(90,394)
Adjustments to reconcile net loss to net cash
  used by operating activities:
   Depreciation and amortization                        --            --
Changes in operating assets and liabilities:
   Accounts receivable                              55,066        37,664
    Inventory                                      (17,505)        9,947
    Accounts payable and accrued expenses           25,935        19,229
                                                  --------      --------

Net cash used in operating activities              (36,303)      (23,554)
                                                  --------      --------

Cash Flows from Financing Activities:
   Proceeds from notes to stockholders              40,343          (221)
   Net change in line of credit                         --        15,000
                                                  --------      --------

Net cash provided by financing activities           40,343        14,779
                                                  --------      --------

Net decrease in cash and cash equivalents            4,040        (8,775)

Cash and cash equivalents, beginning of year         2,090        11,069
                                                  --------      --------

Cash and cash equivalents, end of year            $  6,130      $  2,294
                                                  ========      ========

                         TECHNOL FUEL CONDITIONERS, INC.
                 STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

                                       Common Stock
                               700,000,000 shares authorized
                                                 $0.001        Paid-in       Additional      Accumulated
                                  Shares        par value      Capital         Deficit          Total
                                ----------     ----------     ----------     ----------      ----------
Balance - December 31, 2002     19,675,000         19,675        528,625     (1,641,770)     (1,093,470)

Net loss                                --             --             --        (99,465)        (99,465)
                                ----------     ----------     ----------     ----------      ----------

Balance - December 31, 2003     19,675,000         19,675        528,625     (1,741,235)     (1,192,935)


Net loss                                --             --             --        (99,799)        (99,799)
                                ----------     ----------     ----------     ----------      ----------

Balance - December 31, 2004     19,675,000         19,675        528,625     (1,841,034)     (1,292,734)
                                ==========     ==========     ==========     ==========      ==========



                         TECHNOL FUEL CONDITIONERS, INC.
                                  June 30, 2004

                         NOTES TO FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The accompanying financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. These financial statements should be read in conjunction with the Company's financial statements for the years ended December 31, 2003 and 2002 and notes thereto contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003 as filed with the SEC . The results of operations for the six months ended June 30, 2004 are not necessarily indicative of the results for the full fiscal year ending December 31, 2004.

NOTE 2 - OVERVIEW

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

         Hereinafter, all references to Technol refer to the original Technol entity with shares as issued from Technols' inception and including the recapitalization as described above.

         Estimates and assumptions that affect amounts reported are used by management to prepare these financial statements and accompanying footnotes in conformity with accounting principles generally accepted in the United State of America. Actual results could differ from those estimates.

                         TECHNOL FUEL CONDITIONERS, INC.
                                  June 30, 2004


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Allowance for doubtful accounts
-------------------------------

         Bad debt expense is recognized based on management's estimate of likely losses per year, based on past experience and an estimate of current year uncollectible amounts. There was no allowance at June 30, 2004.

Inventory
---------

         Inventory is stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method. No allowance has been recorded as of June 30, 2004.

Property and Equipment
----------------------

         Property and equipment are recorded at cost. Depreciation is recorded over estimated useful lives of the respective assets on a straight-line basis.


Advertising costs
-----------------

         Advertising costs are expensed as incurred. For the six months ended June 30, 2004 and 2003, advertising costs aggregated approximately $8,862 and $6,547.

                         TECHNOL FUEL CONDITIONERS, INC.
                                  June 30, 2004

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

                         TECHNOL FUEL CONDITIONERS, INC.
                                  June 30, 2004


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

NOTE 4 - SUBSEQUENT EVENTS

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

BACKGROUND OF COMPANY

         Technol Fuel Conditioners, Inc., a New Jersey based corporation, was established in 1965 to manufacture, package, market and distribute unique and technologically superior lubricants, fuel improvers, surfactants and detergents to aid in the fight against environmental pollution. Today, Technol is a small company that combines established product lines to achieve this goal and is equipped to present advanced lubrication, superior fuel stabilizers and detergents for today's automotive aftermarket, gas and diesel engines, equipment and heavy industrial machinery.

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

         As the owner and manufacturer of environmentally-friendly fuel treatments and conditioners, Technol Fuel Conditioners, Inc.'s products are specifically designed to reduce emissions, and lower maintenance and fuel costs. Technol has been focused on improving fuel quality, and thereby, the performance, handling, and economics of fuel products, and to aid in regulatory compliance with the requirements of the Environmental Protection Agency (EPA), the Occupational Safety & Hazards Administration (OSHA) and the Bureau of Mines. We are a small company with limited financial resources and limited operations.

MANAGEMENT DISCUSSION AND ANALYSIS OF OPERATIONS

Second Quarter ending June 30, 2004 versus Second Quarter ending June 30, 2003

         During the second quarter ending June 30, 2004 (the "Second Quarter 2004"), we recorded Revenues of $35,164 compared to Revenues of only $9,510 recorded during the second quarter ending June 30, 2003 (the "Second Quarter
2003). The increase in sales was primarily due to efforts taken by management to identify and develop additional sales opportunities.

         Cost of Sales during the Second Quarter 2004 were $18,224 which resulted in a Gross Margin of $16,950 or about 48% compared to Cost of Sales of $13,912 on Revenues of $9,510 during the Second Quarter 2003 or a Gross Margin of about (46%) (a negative Gross Margin). The improved Gross Margin that was achieved during the Second Quarter 2004 was due primarily to a higher volume of Revenues and the resulting lower fixed costs per unit.

         By comparison, our Selling, general, and administrative expenses during the Second Quarter 2004 were $81,560 which represented an increase of about 65.74% from Selling, general, and administrative costs of $49,210 incurred during the Second Quarter 2003. The increase in Selling, general and administrative costs during the Second Quarter 2004 was due primarily to increased marketing efforts and certain administrative expenses that we incurred during the period.

         As a result, we incurred a Loss from Operations of $64,610 during the Second Quarter 2004 compared to a Loss from Operations of $53,612 during the Second Quarter 2003. We also had Interest expense (net) of ($24,417) during the First Quarter 2004 compared to Interest expense (net) of ($3,611) during the First Quarter 2003. The level of Interest expense (net) reflected the excess of interest earned over the interest expenses paid during each of these periods.

         All of these factors resulted in a Net Loss of $89,027 during the Second Quarter 2004 compared to a Net Loss of $57,223 for the Second Quarter 2003. During both periods we had an aggregate of 19,675,000 shares outstanding which produced a Basic and diluted loss per common share of $(0.00) during the Second Quarter 2004 compared to a Basic and diluted loss per common share of $(0.01) during the Second Quarter 2003.

         First Six Months ending June 30, 2004 versus First Six Months of 2003 ending June 30, 2003

         During the first six months ending June 30, 2004 (the "First Half of 2004"), we recorded Revenues of $142,176 compared to Revenues recorded during the first six months ending June 30, 2003 (the "First Half of 2003") when we recorded $107,756 in Revenues. The increase in Revenues from 2003 to 2004 of $34,420 was due primarily to continuing efforts of management to develop opportunities to market and sell our products.

         During the First Half of 2004, our Cost of Sales was $58,407which compares to Cost of Sales of $57,758 for the First Half of 2003. The slight increase in the absolute level of our Cost of Sales in the First Half of 2004 compared to the First Half of 2003 resulted in a significant increase in our Gross Margin. During the First Half of 2004, our Gross Margin was $83,769 or an amount equal to about 59% on our Revenues during that period. By comparison, our Gross Margin was $49,998 on Sales of $107,756 during the First Half of 2003. Our Gross Margin was about 46% during the First Half of 2003 compared to the Gross Margin of about 59% during the First Half of 2004.

         In contrast, we experienced a significant increase in our Selling, general and administrative expenses during the First Half of 2004 as these expenses increased to $159,151 from $109,264 in Selling, general, and administrative expenses recorded during the First Half 2003. This increase of about 46% was due in large part to additional selling and administrative expenses we incurred in marketing our products and our limited ability to pass these additional expenses on to our customers.

         We incurred a Loss from Operations of $75,382 during the First Half of 2004 compared to a Loss from Operations of $59,266 during the First Half of 2003. The increase in the Loss of about 27% was due primarily to the higher Selling, general and administrative expenses we incurred during the First Half of 2004 compared to the First Half of 2003. Our Interest expense (net) of ($24,417) during the First Half of 2004 was a decline from ($31,127) recorded as Interest expense (net) during the First Half of 2003. The decline was due primarily to lower overall levels of interest income compared to interest expenses on borrowed funds during the First Half of 2004.

         For these reasons we incurred a Net Loss of $99,799 during the First Half of 2004 compared to a Net Loss of $90,393 during the First Half of 2003 with Basic and diluted loss per common share of $(0.01) during both periods as the weighted average number of shares remained also remained constant at 19,675,000 during both periods.

CAPITAL RESOURCES AND LIQUIDITY

The Company has no real liquidity and no apparent source of significant financing. On a going-forward basis, the Company anticipates that it will need between $15,000 to $20,000 or more annually merely to maintain the Company's existence and to pay the expenses and costs that it incurs to ensure that the Company can remain a corporate enterprise with all of the attendant responsibilities, filings, and associated documentation. For these and other reasons, the Company's management recognizes adverse difficulties and challenges it faces. There can be no assurance that the Company will receive any financing or funding from any source or if any financing should be obtained, that existing shareholders will not incur substantial, immediate, and permanent dilution of their existing investment.

Further, there can be no assurance that the Company will be successful in obtaining any additional financing, or if the Company receives any additional financing, that any such financing can be obtained on terms that may be deemed reasonable given the Company's current financial condition.

ITEM 2A.  FACTORS THAT MAY AFFECT FUTURE RESULTS

The Company's business organization and existing debt and obligations on its balance sheet all involve elements of substantial risk. In many instances, these risks arise from factors over which the Company will have little or no control. Some adverse events may be more likely than others and the consequence of some adverse events may be greater than others. No attempt has been made to rank risks in the order of their likelihood or potential harm. In addition to those general risks enumerated elsewhere, any purchaser of the Company's Common Stock should also consider the following factors.

1. CONTINUED LOSSES AND NO CERTAIN PROSPECT OF ACHIEVING ANY PROFITABILITY. During the fiscal year ending December 31, 2003, we continued to record losses from our business. We cannot assure you that we have any certain prospect of achieving profitability or, if we ever achieve it, that we can sustain it. Our financial losses are significant and likely will continue.

2. LIMITED ASSETS, BUSINESS, OPERATIONS & EXTRAORDINARY UNCERTAINTIES. We have only limited assets, business and operations and there can be no assurance that we will regain or acquire any new assets in the future. While we may later search for other ventures, our ability to undertake any such future venture will likely be severely limited and there can be no assurance that we will ever acquire any other business venture or if such a venture is acquired, that any such venture can be acquired on any reasonable terms in light of the Company's current financial circumstances.

3. LIMITED BUSINESS, LIMITED EQUITY, & NEED FOR ADDITIONAL FINANCING. We have only limited business, limited equity, and limited operations. If we are to develop or acquire any new business, we will need to obtain significant additional equity or debt financing on reasonable terms. There can be no guarantee that we will be successful in obtaining any such financing or if it is obtained, that stockholders will not lose all of their investment. Further, given our small size and the comparatively greater managerial, financial, and marketing resources of our competitors, we face continuing competitive pressures which will likely continue to adversely impact our ability to remain as a viable business entity.

4. SUBORDINATE TO EXISTING AND FUTURE DEBT & AUTHORIZED BUT UNISSUED PREFERRED STOCK. All of the Common Stock is subordinate to the claims of our existing and future creditors and any future holders of the Company's preferred stock. We are also authorized to issue shares of preferred stock.

5. OTHER FACTORS CITED IN FORM 10-KSB AS PREVIOUSLY FILED. We face many risks and uncertainties. These also include those risks and uncertainties recited in our most recent Form 10-KSB. Any investor who purchases our Common Stock should be prepared to lose their entire investment.

ITEM 3. CONTROLS AND PROCEDURES

         (a) Evaluation of Disclosure Controls and Procedures.

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


ITEM 2. CHANGES IN SECURITIES

         During the quarter ended June 30, 2004, there were no changes in securities.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         During the quarter ended June 30, 2004 there were no defaults upon senior securities.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the quarter ended June 30, 2004, there were no matters submitted to a vote of the Company's shareholders.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         a) Exhibits


           Exhibit No.     Description
           -----------     -----------------------------------------------------
              31.1         Certification
              31.2         Certification
              32.1         Certification
              32.2         Certification


         b) Reports

         No other Reports were filed by the Company during the three months ending June 30, 2004.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              TECHNOL FUEL CONDITIONERS, INC.


DATE: March 14, 2006          By: /s/ Shane Polson
                                  ----------------------------------------------
                                      Shane Polson
                                      President, Acting Chief Operating Officer,
                                      Treasurer, and Chairman