Form 10QSB
period 2004-09-30
TECHNOL FUEL CONDITIONERS INC
filed 2006-03-14
CIK 1109262

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
         ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004.

   [_] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
          ACT OF 1934 (NO FEE REQUIRED) FOR THE TRANSITION PERIOD FROM

                        _____________ TO _______________.


                         TECHNOL FUEL CONDITIONERS, INC.
                         -------------------------------
               (Exact Name of Registrant as Specified in Charter)


                               Primary Standard Industrial
State of Incorporation         Classification Code Number           22-3084979
----------------------         ---------------------------          ----------
     Colorado                            2911                       IRS ID No.


                               2800 Griffin Drive
                          Bowling Green, Kentucky 42101
                          -----------------------------
               (Address of Principal Executive Offices, Zip Code)


       Registrant's telephone number, including area code: (800) 330-2535
                                                           --------------


              1 Main street, Ste. 405, Eatontown, New Jersey 07724
              ----------------------------------------------------
          (Former Name or Former Address, if Changed Since Last Report)


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [_] No [X]

The number of shares outstanding of Registrant's common stock ($0.001 par value) as of the quarter ended September 30, 2004 is 19,675,000.

                         TECHNOL FUEL CONDITIONERS, INC.

                                TABLE OF CONTENTS
                                -----------------

PART I                                                                   PAGE
                                                                         ----
ITEM 1. FINANCIAL STATEMENTS............................................3-13

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                  PLAN OF OPERATION.......................................14

ITEM 2A.  FACTORS THAT MAY AFFECT FUTURE RESULTS..........................16

ITEM 3.   CONTROLS AND PROCEDURES.........................................17


PART II


ITEM 1.  LEGAL PROCEEDINGS................................................18

ITEM 2.  UNREGISTERED ASALES OF EQUITY SECURITIES
         AND USE OF PROCEEDS..............................................18

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES..................................18

ITEM 4.  SUBMISSION TO A VOTE OF SECURITY HOLDERS.........................18

ITEM 5   OTHER INFORMATION................................................18

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.................................18

SIGNATURES................................................................19

PART I

ITEM 1. FINANCIAL STATEMENTS

Unless otherwise indicated, the term "Company" refers to Technol Fuel Conditioners, Inc. and its subsidiaries and predecessors. The accompanying consolidated unaudited condensed financial statements have been prepared by management in accordance with the instructions in Form 10-QSB and, therefore, do not include all information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with Company's Annual Report to Shareholders on Form 10-KSB for the fiscal year ended December 31, 2003 These statements do include all the normal recurring adjustments, which the Company believes is necessary and affords a fair presentation. The interim results are not necessarily indicative of the results for the full year ending December 31, 2003. Accordingly, consolidated unaudited interim financial statements, including a balance sheet for the Company as of the fiscal quarter ended September 30, 2004, and, statements of operations and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding fiscal year are attached hereto as Pages F-1 through F-5 and are incorporated herein by this reference.

                            TECHNOL FUEL CONDITIONERS
                             CONDENSED BALANCE SHETS

                                                  September 30,    September 30,
                                                      2004             2003
                                                  -------------    -------------
                                                   (Unaudited)
                         ASSETS
CURRENT ASSETS

Cash and cash equivalents                          $     2,589      $     2,090

Accounts receivable, net                                42,803           78,855

Inventory, net                                          13,461              776

Prepaid expenses and other current assets                  410              410
                                                   -----------      -----------
Total Current Assets                                    59,263           82,131
                                                   -----------      -----------
Total Assets                                       $    59,263      $    82,131
                                                   ===========      ===========

      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Cash overdraft                                     $        --      $        --

Accounts payable                                        18,841           21,762

Accrued liabilities                                    300,497          267,133

Line of credit from related party                      300,903          182,880

Loans payable to stockholder                           803,291          803,291
                                                   -----------      -----------

Total Liabilities                                    1,423,532        1,275,066
                                                   -----------      -----------
STOCKHOLDERS' DEFICIT
Common Stock, 700,000,000 shares authorized at
  $.001 par value; 19,675,000 shares issued
  and outstanding                                       19,675           19,675
Additional paid-in capital                             528,625          528,625
Accumulated deficit                                 (1,912,569)      (1,741,235)
                                                   -----------      -----------
Total Stockholders' Deficit                         (1,364,269)      (1,192,935)
                                                   -----------      -----------
Total Liabilities & Stockholders' Deficit          $    59,263      $    82,131
                                                   ===========      ===========

                         TECHNOL FUEL CONDITIONERS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                    For the three months ended September 30,

                                                2004              2003
                                            ------------      ------------

REVENUES                                    $     66,493      $     82,444

COST OF SALES                                     34,886            28,417
                                            ------------      ------------

GROSS MARGIN                                      31,607            54,027

Selling, general and administrative               78,725            16,294
                                            ------------      ------------

   Loss from operations                          (47,118)           37,733

  Interest expense, net                          (24,417)          (14,064)
                                            ------------      ------------


NET LOSS                                    $    (71,535)     $     23,669
                                            ============      ============

Basic and diluted loss per common share     $      (0.00)     $      (0.01)
                                            ============      ============

Weighted average shares outstanding -
  basic and diluted                           19,675,000        19,675,000
                                            ============      ============

                         TECHNOL FUEL CONDITIONERS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                     For the nine months ended September 30,

                                                2004               2003
                                            ------------      ------------

REVENUES                                    $    208,669      $    190,200

COST OF SALES                                     93,293            86,175
                                            ------------      ------------

GROSS MARGIN                                     115,376           104,025

Selling, general and administrative              237,876           125,558
                                            ------------      ------------

   Loss from operations                         (122,500)          (21,533)

  Interest expense, net                          (48,834)          (45,191)
                                            ------------      ------------


NET LOSS                                    $   (171,334)     $    (66,724)
                                            ============      ============

Basic and diluted loss per common share     $      (0.01)     $      (0.01)
                                            ============      ============

Weighted average shares outstanding -
  basic and diluted                           19,675,000        19,675,000
                                            ============      ============

                         TECHNOL FUEL CONDITIONERS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                     For the nine months ended September 30,

                                                     2004           2003
                                                  ---------      ---------

Cash Flows from Operating Activities:
Net loss                                          $(171,334)     $ (66,724)
Adjustments to reconcile net loss to net cash
  used by operating activities:
   Depreciation and amortization                         --             --
Changes in operating assets and liabilities:
   Accounts receivable                               36,052         (6,130)
    Inventory                                       (12,685)         3,727
    Accounts payable and accrued expenses            30,443         13,995
                                                  ---------      ---------

Net cash used in operating activities              (117,524)       (55,132)
                                                  ---------      ---------

Cash Flows from Financing Activities:
   Proceeds from notes to stockholders              118,023           (221)
   Net change in line of credit                          --         46,175
                                                  ---------      ---------

Net cash provided by financing activities           118,023         45,954
                                                  ---------      ---------

Net decrease in cash and cash equivalents               499         (9,178)

Cash and cash equivalents, beginning of year          2,090         11,069
                                                  ---------      ---------

Cash and cash equivalents, end of year            $   2,589      $   1,891
                                                  =========      =========

                         TECHNOL FUEL CONDITIONERS, INC.
                 STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

                  Common Stock
            700,000,000 shares authorized                    Additional               Accumulated
       Shares                 $0.001 par value             Paid-in Capital               Deficit                   Total
     ----------               ----------------             ---------------            -----------                ----------
     19,675,000                   19,675                      528,625                 (1,641,770)                (1,093,470)

             --                      -                            --                     (99,465)                   (99,465)
     ----------                   ------                      -------                 ----------                 ----------

     19,675,000                   19,675                      528,625                 (1,741,235)                (1,192,935)

             --                                 -                          -            (171,334)                  (171,334)
     ----------                   ------                      -------                 ----------                 ----------

     19,675,000                   19,675                      528,625                 (1,912,569)                (1,364,269)
     ==========                   ======                      =======                 ==========                 ==========

                         TECHNOL FUEL CONDITIONERS, INC.
                               September 30, 2004

NOTES TO FINANCIAL STATEMENTS

     NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The accompanying financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. These financial statements should be read in conjunction with the Company's financial statements for the years ended December 31, 2003 and 2002 and notes thereto contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003 as filed with the SEC . The results of operations for the nine months ended September 30, 2004 are not necessarily indicative of the results for the full fiscal year ending December 31, 2004.

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

                         TECHNOL FUEL CONDITIONERS, INC.
                               September 30, 2004

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

     Allowance for doubtful accounts
     -------------------------------

     Bad debt expense is recognized based on management's estimate of likely losses per year, based on past experience and an estimate of current year uncollectible amounts. There was no allowance at September 30, 2004.

                         TECHNOL FUEL CONDITIONERS, INC.
                               September 30, 2004

     Inventory
     ---------

     Inventory is stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method. No allowance has been recorded as of September 30, 2004.

     Property and Equipment
     ----------------------

     Property and equipment are recorded at cost. Depreciation is recorded over estimated useful lives of the respective assets on a straight-line basis.

     Advertising costs
     -----------------

     Advertising costs are expensed as incurred. For the nine months ended September 30, 2004 and 2003, advertising costs aggregated approximately $14,855 and $12,944.

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

                         TECHNOL FUEL CONDITIONERS, INC.
                               September 30, 2004

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

                         TECHNOL FUEL CONDITIONERS, INC.
                               September 30, 2004

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

MANAGEMENT DISCUSSION AND ANALYSIS

FIRST NINE MONTHS OF 2004 ENDING SEPTEMBER 30, 2004 VERSUS FIRST NINE MONTHS OF 2003 ENDING SEPTEMBER 30, 2003

During the first nine months of 2004 ending September 30, 2004 (the "First Nine Months 2004"), we had Revenues of $208,669 compared to Revenues of $190,200 for the first nine months of 2003 ending September 30, 2003 (the "First Nine Months 2003"). The increase in Revenues of $18,489 during the nine month period - which represented an increase of about 9.71% reflected our management's icreased efforts to secure marketing opportunities for our products.

The increase in Revenues was also accompanied by an increase in Cost of Sales as Cost of Sales during the First Nine Months 2004 increased to $93,293 which resulted in a Gross Margin of about 55.29% as we recorded a Gross Margin of $115,376 during this period. That compares to the First Nine Months 2003 when we incurred Cost of Sales of $86,175 which resulted in a Gross Margin of about 54.69% as we recorded a Gross Margin of $104,025 during the same period in 2003. The slight increase in Gross Margin was due to changes in product mix from 2003 to 2004 that enhanced our margins to a slight degree.

        Despite the improvement in Gross Margin in the First Nine Months of 2004, our Selling, general, and administrative expenses increased to $237,876 during the First Nine Months 2004. This represented an increase of about 89.46% from the $125,025 in Selling general, and administrative expenses incurred during the First Nine Months 2003. The increase in Selling, general and administrative expenses primarily was due to management salaries, legal fees, costs, and other expenses that we incurred in exploring other business opportunities, in re-focusing our business, and in other steps we took to review and evaluate other opportunities.

        As a result, we incurred a Loss from Operations during the First Nine Months 2004 of $122,500 compared to a Loss from Operations of $21,533 during the First Nine Months 2003. We also incurred Interest expense
        (net) of ($48,834) during the First Nine Months 2004. This compares to Interest expense (net) of ($45,191) during the First Nine Months 2003.

        As a result, we incurred a Net Loss of $171,334 during the First Nine Months of 2004 compared to a Net Loss of only $66,724 during the First Nine Months 2003. During both periods our Basic and diluted loss per share was ($0.01) as we had an average of 19,675,000 shares outstanding during both periods.

        THREE MONTHS ENDING SEPTEMBER 30, 2004 VERSUS THREE MONTHS ENDING SEPTEMBER 30, 2003

        For the three months ending September 30, 2004 (the "Third Quarter 2004"), we recorded Revenues of $66,493 compared to Revenues of $82,444 recorded during the three months ending September 30, 2003.

        Our Cost of Sales for the Third Quarter 2004 was $34,886which resulted in a Gross Margin of $31,607 or about 47.53% during that period. This compares to a Cost of Sales of $28,417 incurred during the Third Quarter 2003 which resulted in a Gross Margin of $54,027 or about 65.53% during the Third Quarter 2003. The decline in our Gross Margin was largely due to changes in our product mix as we sold lower margin products during the Third Quarter 2004 compared to the Third Quarter 2003 and we also had greater pricing pressures during the Third Quarter 2004 as well.

        With a reduced Gross Margin, we also incurred greater Selling, general, and administrative expenses during the Third Quarter 2004 as these expenses were $78,725 compared to only $16,294 in Selling general and administrative expenses recorded during the Third Quarter 2003. The increase of over 383% from the amount of Selling, general and administrative expenses recorded in the Third Quarter 2003 to the 2004 period resulted primarily from increased management salaries, legal and accounting fees, marketing expenses, and related costs that we incurred as we continued to evaluate other opportunities and businesses.

        Our Loss from Operations for the Third Quarter 2004 was $47,118 compared to a Loss from Operations of $37,733 incurred during the Third Quarter 2003. Our Interest expense (net) of $24,417 for the Third Quarter 2004 compares to $14,064 in Interest expense (net) for the Third Quarter 2003.

As a result our Net Loss was $71,535 during the Third Quarter 2004 which resulted in a Basic and diluted loss per common share of ($0.00) during that period. This compares to a Net Loss of $23,669 incurred during the Third Quarter 2003 which resulted in a Basic and diluted loss per common share of $(0.01). During both periods we had 19,675,000 average shares outstanding.

CAPITAL RESOURCES AND LIQUIDITY

We have no real liquidity and no apparent source of significant financing. On a going-forward basis, we anticipate that we will need between $15,000 to $20,000 or more annually merely to maintain the Company's existence and to pay the expenses and costs that it incurs to ensure that the Company can remain a corporate enterprise with all of the attendant responsibilities, filings, and associated documentation. For these and other reasons, we recognize the continuing difficulties and challenges we face.

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

ITEM 2A.  FACTORS THAT MAY AFFECT FUTURE RESULTS

The Company's business organization and existing debt and obligations on its balance sheet all involve elements of substantial risk. In many instances, these risks arise from factors over which the Company will have little or no control. Some adverse events may be more likely than others and the consequence of some adverse events may be greater than others. No attempt has been made to rank risks in the order of their likelihood or potential harm. In addition to those general risks enumerated elsewhere, any purchaser of the Company's Common Stock should also consider the following factors. The Company's business organization and existing debt and obligations on its balance sheet all involve elements of substantial risk. In this context, these risks arise from factors over which the Company will have little or no control. Some adverse events may be more likely than others and the consequence of some adverse events may be greater than others. No attempt has been made to rank risks in the order of their likelihood or potential harm. In addition to those general risks enumerated elsewhere, any purchaser of the Company's Common Stock should also consider the following factors.

1. CONTINUED OPERATING LOSSES. We incurred significant losses during the twelve months ending December 31, 2003. The size and magnitude of these losses and our limited ability to fund these losses makes the Company and its existence precarious. We cannot assure that our operations will be successful or that we will be profitable in the future.

2. LIMITED ASSETS, BUSINESS, OPERATIONS & EXTRAORDINARY UNCERTAINTIES. The Company has only limited assets, business and operations and there can be no assurance that the Company will regain or acquire any new assets in the future. While the Company may later search for other ventures, the ability of the Company to undertake any such future venture will likely be severely limited and there can be no assurance that the Company will ever acquire any other business venture or if such a venture is acquired, that any such venture can be acquired on any reasonable terms in light of the Company's current financial circumstances.

3. LIMITED BUSINESS, LIMITED EQUITY, & NEED FOR ADDITIONAL FINANCING. The Company has only limited business, limited equity, and limited operations. If the Company is to develop or acquire any new business, the Company will need to obtain significant additional equity or debt financing on reasonable terms. There can be no guarantee that the Company will be successful in obtaining any such financing or if it is obtained, that stockholders will not lose all of their investment. Further, given our small size and the comparatively greater managerial, financial, and marketing resources of our competitors, we face continuing competitive pressures which will likely continue to adversely impact our ability to remain as a viable business entity.

4. SUBORDINATE TO EXISTING AND FUTURE DEBT & AUTHORIZED BUT UNISSUED PREFERRED STOCK. All of the Common Stock is subordinate to the claims of the Company's existing and future creditors and any future holders of the Company's preferred stock. The Company is authorized to issue shares of the Company's preferred stock.

5. OTHER FACTORS CITED IN FORM 10-KSB AS PREVIOUSLY FILED. The Company faces many risks and uncertainties. These also include those risks and uncertainties recited in the Company's most recent Form 10-KSB. Any investor who purchases the Company's Common Stock should be prepared to lose their entire investment.

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

ITEM 2.   CHANGES IN SECURITIES

During the quarter ended September 30, 2004, there were no changes in securities.


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

During the quarter ended September 30, 2004 there were no defaults upon senior securities.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended September30, 2004, there were no matters submitted to a vote of the Company's shareholders.

ITEM 5.   OTHER INFORMATION

None.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

a)        Exhibits

Exhibit 31.1      Certification
Exhibit 31.2      Certification
Exhibit 32.1      Certification
Exhibit 32.2      Certification


b)        Reports

No other Reports were filed by the Company during the three months ending September 30, 2004.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        TECHNOL FUEL CONDITIONERS, INC.

DATE: March 14, 2006                    By: /s/ Shane Polson
                                            -------------------------
                                                Shane Polson
                                                President,
                                                Acting Chief Operating Officer,
                                                Treasurer, and Chairman