Form 10QSB
period 2005-03-31
TECHNOL FUEL CONDITIONERS INC
filed 2006-03-14
CIK 1109262

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (MARK ONE)

    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
           ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005.

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


       Registrant's telephone number, including area code: (954) 489-1210
                                                           --------------


              1 Main street, Ste. 405, Eatontown, New Jersey 07724
              ----------------------------------------------------
          (Former Name or Former Address, if Changed Since Last Report)


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [_] No [X]

The number of shares outstanding of Registrant's common stock ($0.001 par value) as of the quarter ended March 31, 2005 is 19,675,000.

                         TECHNOL FUEL CONDITIONERS, INC.

                                TABLE OF CONTENTS

                                                                                            PAGE
                                                                                           NUMBER
PART I - FINANCIAL INFORMATION                                                             ------
         ITEM 1.  FINANCIAL STATEMENTS
                  CONSOLIDATED BALANCE SHEETS
                           MARCH 31, 2005 (UNAUDITED) AND MARCH 31, 2004.....................5
                  CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                           THREE MONTHS ENDED MARCH 31, 2005 (UNAUDITED)
                           AND THREE MONTHS ENDED MARCH 31, 2004
                           (UNAUDITED).......................................................6
                  CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                           THREE MONTHS ENDED MARCH 31, 2005 AND JUNE 30, 2004...............7
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED).....................9

         ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS.................................................13
         ITEM 2A. FACTORS THAT MAY AFFECT FUTURE RESULTS....................................14
         ITEM 3. CONTROLS AND PROCEDURES....................................................15

PART II - OTHER INFORMATION

         ITEM 1. LEGAL PROCEEDINGS..........................................................16
         ITEM 2. CHANGES IN SECURITIES......................................................16
         ITEM 3. DEFAULTS UPON SENIOR SECURITIES............................................16
         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........................16
         ITEM 5. OTHER INFORMATION..........................................................16
         ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K...........................................16

PART I   MATTER OF FORWARD-LOOKING STATEMENTS

THIS FORM 10-QSB CONTAINS "FORWARD-LOOKING STATEMENTS" THAT CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING WORDS SUCH AS "BELIEVES," "EXPECTS," "MAY," "WILL," "SHOULD," OR "ANTICIPATES," OR THE NEGATIVE OF THESE WORDS OR OTHER VARIATIONS OF THESE WORDS OR COMPARABLE WORDS, OR BY DISCUSSIONS OF PLANS OR STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. MANAGEMENT WISHES TO CAUTION THE READER THAT THESE FORWARD-LOOKING STATEMENTS, INCLUDING, BUT NOT LIMITED TO, STATEMENTS REGARDING THE COMPANY'S MARKETING PLANS, GOALS, COMPETITIVE AND TECHNOLOGY TRENDS AND OTHER MATTERS THAT ARE NOT HISTORICAL FACTS ARE ONLY PREDICTIONS. NO ASSURANCES CAN BE GIVEN THAT SUCH PREDICTIONS WILL PROVE CORRECT OR THAT THE ANTICIPATED FUTURE RESULTS WILL BE ACHIEVED. ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY EITHER BECAUSE ONE OR MORE PREDICTIONS PROVE TO BE ERRONEOUS OR AS A RESULT OF OTHER RISKS FACING THE COMPANY. FORWARD-LOOKING STATEMENTS SHOULD BE READ IN LIGHT OF THE CAUTIONARY STATEMENTS AND IMPORTANT FACTORS DESCRIBED IN THIS FORM 10-QSB, INCLUDING, BUT NOT LIMITED TO "THE FACTORS THAT MAY AFFECT FUTURE RESULTS" SHOWN AS ITEM 2A AND IN MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. THE RISKS INCLUDE, BUT ARE NOT LIMITED TO, THE RISKS ASSOCIATED WITH AN EARLY-STAGE COMPANY THAT HAS ONLY A LIMITED HISTORY OF OPERATIONS, THE COMPARATIVELY LIMITED FINANCIAL RESOURCES OF THE COMPANY, THE INTENSE COMPETITION THE COMPANY FACES FROM OTHER ESTABLISHED COMPETITORS, TECHNOLOGICAL CHANGES THAT MAY LIMIT THE ABILITY OF THE COMPANY TO MARKET AND SELL ITS PRODUCTS AND SERVICES OR ADVERSELY IMPACT THE PRICING OF THESE PRODUCTS AND SERVICES, AND MANAGEMENT THAT HAS ONLY LIMITED EXPERIENCE IN DEVELOPING SYSTEMS AND MANAGEMENT PRACTICES. ANY ONE OR MORE OF THESE OR OTHER RISKS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE FUTURE RESULTS INDICATED, EXPRESSED, OR IMPLIED IN SUCH FORWARD-LOOKING STATEMENTS. WE UNDERTAKE NO OBLIGATION TO UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENT TO REFLECT EVENTS, CIRCUMSTANCES, OR NEW INFORMATION AFTER THE DATE OF THIS FORM 10-QSB OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED OR OTHER SUBSEQUENT EVENTS.

ITEM 1.  FINANCIAL STATEMENTS

Unless otherwise indicated, the term "Company" refers to Technol Fuel Conditioners, Inc. and its subsidiaries and predecessors. The accompanying consolidated unaudited condensed financial statements have been prepared by management in accordance with the instructions in Form 10-QSB and, therefore, do not include all information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with Company's Annual Report to Shareholders on Form 10-KSB for the fiscal year ended December 31, 2004 These statements do include all the normal recurring adjustments, which the Company believes is necessary and affords a fair presentation. The interim results are not necessarily indicative of the results for the full year ending December 31, 2004. Accordingly, consolidated unaudited interim financial statements, including a balance sheet for the Company as of the fiscal quarter ended March 31, 2005, and, statements of operations and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding fiscal year are attached hereto as Pages 5 through 8 and are incorporated herein by this reference.

                 TECHNOL FUEL CONDITIONERS, INC.
                         BALANCE SHEETS

                                                     March 31       December 31
                                                       2005             2004
                                                   -----------      -----------
                                                   (Unaudited)
                        ASSETS
CURRENT ASSETS
Cash and cash equivalents                          $        --      $        --
Accounts receivable, net
                                                        18,243           46,732
Inventory, net
                                                        10,156           13,292
Prepaid expenses and other current assets
                                                           410              410
                                                   -----------      -----------
Total Current Assets                                    28,809           60,434

Fixed Assets, net                                        2,710            2,710

                                                   -----------      -----------
Total Assets                                       $    31,519      $    63,144
                                                   ===========      ===========

      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Cash overdraft                                     $       758      $       211
Accounts payable
                                                        31,754           30,418
Accrued liabilities
                                                       326,340          326,340
Line of credit from related party
                                                       350,530          350,530
Loans payable to stockholder
                                                       888,287          843,220
                                                   -----------      -----------

Total Liabilities                                    1,597,669        1,550,719
                                                   -----------      -----------

STOCKHOLDERS' DEFICIT
Common Stock, 700,000,000 shares authorized at
  $.001 par value; 19,675,000 shares issued
  and outstanding                                       19,675           19,675
Additional paid-in capital                             528,625          528,625
Accumulated deficit                                 (2,114,450)      (2,035,875)
                                                   -----------      -----------
Total Stockholders' Deficit                         (1,566,150)      (1,487,575)
                                                   -----------      -----------

Total Liabilities & Stockholders' Deficit          $    31,519      $    63,144
                                                   ===========      ===========

                         TECHNOL FUEL CONDITIONERS, INC.
                            STATEMENTS OF OPERATIONS
                      For the three months ended March 31,

                                              March 31           March 31
                                                2005               2004
                                            ------------      ------------

REVENUES                                    $     43,573      $    107,002

COST OF SALES                                     24,690            42,318
                                            ------------      ------------

GROSS MARGIN                                      18,883            64,684

Selling, general and administrative               97,458            94,549
                                            ------------      ------------

   Loss from operations                          (78,575)          (29,865)

  Interest expense, net                               --           (23,293)
                                            ------------      ------------


NET LOSS                                    $    (78,575)     $    (53,158)
                                            ============      ============

Basic and diluted loss per common share     $      (0.00)     $      (0.01)
                                            ============      ============

Weighted average shares outstanding -
  basic and diluted                           19,675,000        19,675,000
                                            ============      ============

                         TECHNOL FUEL CONDITIONERS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                      For the three months ended March 31,

                                                    2005          2004
                                                  --------      --------
Cash Flows from Operating Activities:
Net loss                                          $(78,575)     $(53,158)
Adjustments to reconcile net loss to net cash
  used by operating activities:
   Depreciation and amortization                        --            --
Changes in operating assets and liabilities:
   Accounts receivable                              28,489        65,574
    Inventory                                        3,136           776
    Accounts payable and accrued expenses            1,336         6,492
                                                  --------      --------

Net cash used in operating activities              (45,614)       19,684
                                                  --------      --------

Cash Flows from Financing Activities:
   Proceeds from notes to stockholders              45,067            --
   Net change in line of credit                         --       (15,049)
                                                  --------      --------

Net cash provided by financing activities           45,067       (15,049)
                                                  --------      --------

Net decrease in cash and cash equivalents             (547)        4,635

Cash and cash equivalents, beginning of year          (211)        2,090
                                                  --------      --------

Cash and cash equivalents, end of year            $   (758)     $  6,725
                                                  ========      ========

                         TECHNOL FUEL CONDITIONERS, INC.
                 STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

                                             Common Stock                    Additional
                                        700,000,000 shares authorized         Paid-in            Accumulated
                                       Shares         $0.001 par value        Capital              Deficit               Total
                                     ----------       ----------------       ----------          -----------          ----------
Balance - December 31, 2002          19,675,000              19,675             528,625          (1,641,770)          (1,093,470)

Net loss                                     --                  --                  --             (99,465)             (99,465)
                                     ----------          ----------          ----------          ----------           ----------

Balance - December 31, 2003          19,675,000              19,675             528,625          (1,741,235)          (1,192,935)

Net loss                                     --                  --                  --            (294,640)            (294,640)
                                     ----------          ----------          ----------          ----------           ----------

Balance - December 31, 2004          19,675,000              19,675             528,625          (2,035,875)          (1,487,575)

Net loss                                     --                  --                  --             (78,575)             (78,575)
                                     ----------          ----------          ----------          ----------           ----------

Balance - December 31, 2004          19,675,000              19,675             528,625          (2,114,450)          (1,566,150)
                                     ==========          ==========          ==========          ==========           ==========

                         TECHNOL FUEL CONDITIONERS, INC.

NOTES TO FINANCIAL STATEMENTS

     NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The accompanying financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. These financial statements should be read in conjunction with the Company's financial statements for the years ended December 31, 2004 and 2003 and notes thereto contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004 as filed with the SEC . The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results for the full fiscal year ending December 31, 2005.

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

     Allowance for doubtful accounts
     -------------------------------

     Bad debt expense is recognized based on management's estimate of likely losses per year, based on past experience and an estimate of current year uncollectible amounts. There was no allowance at March 31, 2005.

     Inventory
     ---------

     Inventory is stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method. No allowance has been recorded as of March 31, 2005.

     Property and Equipment
     ----------------------

     Property and equipment are recorded at cost. Depreciation is recorded over estimated useful lives of the respective assets on a straight-line basis.

     Advertising costs
     -----------------

     Advertising costs are expensed as incurred. For the three months ended March 31, 2005 and 2004, advertising costs aggregated approximately $4,121 and $1,111.

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

MANAGEMENT DISCUSSION AND ANALYSIS OF OPERATIONS

First Quarter ending March 31, 2005 versus First Quarter ending March 31, 2004

During the first quarter ending March 31, 2005 (the "First Quarter 2005"), we recorded Revenues of only $43,573 compared to Revenues of $107,002 recorded during the first quarter ending March 31, 2004 (the "First Quarter 2004).

Cost of Sales during the First Quarter 2005 were $24,690 which resulted in a Gross Margin of $18,883 or about 43% compared to Cost of Sales of $42,318 on Revenues of $107,002 during the First Quarter 2004 or a Gross Margin of about 60%. The lower Gross Margin during the First Quarter 2005 was primarily due to a lower product volumes and higher fixed costs for the products sold during that period compared to First Quarter 2004.

By comparison, our Selling, general, and administrative expenses during the First Quarter 2005 were $97,458 which represented an increase of about 3.1% from Selling, general, and administrative costs of $94,549 incurred during the First Quarter 2004. The increase in Selling, general and administrative costs during the First Quarter 2005 was due primarily to increased marketing efforts and certain administrative expenses that we incurred during the period.

As a result, we incurred a Loss from Operations of $78,575 during the First Quarter 2005 compared to a Loss from Operations of $29,865 during the First

Quarter 2004. We also had Interest expense (net) of $0 during the First Quarter 2005 compared to Interest expense (net) of ($23,293) during the First Quarter 2004. The level of Interest expense (net) reflected the excess of interest earned over the interest expenses paid during each of these periods.

All of these factors resulted in a Net Loss of $78,575 during the First Quarter 2005 compared to a Net Loss of $53,158 for the First Quarter 2004. During both periods we had an aggregate of 19,675,000 shares outstanding which produced a Basic and diluted loss per common share of $(0.00) during the First Quarter 2005 compared to a Basic and diluted loss per common share of $(0.01) during the First Quarter 2004.

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

1. CONTINUED OPERATING LOSSES. We incurred significant losses during the twelve months ending December 31, 2004. We cannot assure you that our operations will be successful or that we will be profitable in the future.

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


ITEM 2.  CHANGES IN SECURITIES

During the quarter ended March 31, 2005, there were no changes in securities.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

During the quarter ended March 31, 2005 there were no defaults upon senior securities.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended March 31, 2005, there were no matters submitted to a vote of the Company's shareholders.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)       Exhibits

Exhibit 31.1 Certification
Exhibit 31.2 Certification
Exhibit 32.1 Certification
Exhibit 32.2 Certification

b)       Reports

No other Reports were filed by the Company during the three months ending March 31, 2005.

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