Form 10QSB
period 2005-06-30
TECHNOL FUEL CONDITIONERS INC
filed 2006-03-14
CIK 1109262

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

    [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange
            Act of 1934 for the quarterly period ended June 30, 2005.

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

The number of shares outstanding of Registrant's common stock ($0.001 par value) as of the quarter ended June 30, 2005 is 19,675,000.

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

                         TECHNOL FUEL CONDITIONERS, INC.

                                TABLE OF CONTENTS

                                -----------------

PART I                                                                    PAGE
                                                                          ----

ITEM 1. FINANCIAL STATEMENTS..............................................3-13

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR
          PLAN OF OPERATION.................................................14

ITEM 2A.  FACTORS THAT MAY AFFECT FUTURE RESULTS............................16

ITEM 3.   CONTROLS AND PROCEDURES...........................................17


PART II


ITEM 1.   LEGAL PROCEEDINGS.................................................18

ITEM 2.   UNREGISTERED ASALES OF EQUITY SECURITIES
          AND USE OF PROCEEDS...............................................18

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES...................................18

ITEM 4.   SUBMISSION TO A VOTE OF SECURITY HOLDERS..........................18

ITEM 5    OTHER INFORMATION.................................................18

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K..................................18

SIGNATURES..................................................................19

PART I

ITEM 1.  FINANCIAL STATEMENTS

Unless otherwise indicated, the term "Company" refers to Technol Fuel Conditioners, Inc. and its subsidiaries and predecessors. The accompanying consolidated unaudited condensed financial statements have been prepared by management in accordance with the instructions in Form 10-QSB and, therefore, do not include all information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with Company's Annual Report to Shareholders on Form 10-KSB for the fiscal year ended December 31, 2004 These statements do include all the normal recurring adjustments, which the Company believes is necessary and affords a fair presentation. The interim results are not necessarily indicative of the results for the full year ending December 31, 2004. Accordingly, consolidated unaudited interim financial statements, including a balance sheet for the Company as of the fiscal quarter ended June 30, 2005, and, statements of operations and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding fiscal year are attached hereto as Pages 4through 8 and are incorporated herein by this reference.

                         TECHNOL FUEL CONDITIONERS, INC.
                                  Balance Sheet

                                                     June 30,       December 31,
                                                      2005             2004
                                                   -----------      -----------
                                                   (Unaudited)
                     ASSETS

CURRENT ASSETS
Cash and cash equivalents                          $        --      $        --

Accounts receivable, net                                17,397           46,732

Inventory, net                                          10,150           13,292

Prepaid expenses and other current assets                  410              410
                                                   -----------      -----------
Total Current Assets                                    27,957           60,434

Fixed Assets, net                                        2,710            2,710

                                                   -----------      -----------
Total Assets                                       $    30,667      $    63,144
                                                   ===========      ===========
     LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Cash overdraft                                     $     7,931      $       211

Accounts payable                                         8,251      $    30,418

Accrued liabilities                                    326,340          326,340

Line of credit from related party                      350,530          350,530

Loans payable to stockholder                           973,702          843,220
                                                   -----------      -----------

Total Liabilities                                    1,666,754        1,550,719
                                                   -----------      -----------

STOCKHOLDERS' DEFICIT
Common Stock, 700,000,000 shares authorized at
  $.001 par value; 19,675,000 shares issued
  and outstanding                                       19,675           19,675
Additional paid-in capital                             528,625          528,625
Accumulated deficit                                 (2,184,387)      (2,035,875)
                                                   -----------      -----------
Total Stockholders' Deficit                         (1,636,087)      (1,487,575)
                                                   -----------      -----------

Total Liabilities & Stockholders' Deficit          $    30,667      $    63,144
                                                   ===========      ===========

                         TECHNOL FUEL CONDITIONERS, INC.
                            STATEMENTS OF OPERATIONS
                       For the three months ended June 30,

                                                 2005              2004
                                            ------------      ------------

REVENUES                                    $     10,095      $     35,173

COST OF SALES                                      8,376            18,224
                                            ------------      ------------

GROSS MARGIN                                       1,719            16,949

Selling, general and administrative               62,202           105,977
                                            ------------      ------------

   Loss from operations                          (60,483)          (89,028)

  Interest expense, net                           (4,727)               --
                                            ------------      ------------


NET LOSS                                    $    (65,210)     $    (89,028)
                                            ============      ============

Basic and diluted loss per common share     $      (0.00)     $      (0.01)
                                            ============      ============

Weighted average shares outstanding -
  basic and diluted                           19,675,000        19,675,000
                                            ============      ============

                         TECHNOL FUEL CONDITIONERS, INC.
                            STATEMENTS OF OPERATIONS
                        For the six months ended June 30

                                                2005               2004
                                            ------------      ------------

REVENUES                                    $     53,668      $    142,176

COST OF SALES                                     33,066            58,407
                                            ------------      ------------

GROSS MARGIN                                      20,602            83,769

Selling, general and administrative              159,660            94,549
                                            ------------      ------------

   Loss from operations                         (139,058)          (10,780)

  Interest expense, net                           (9,454)          (23,293)
                                            ------------      ------------


NET LOSS                                    $   (148,512)     $    (34,073)
                                            ============      ============

Basic and diluted loss per common share     $      (0.01)     $      (0.01)
                                            ============      ============

Weighted average shares outstanding -
  basic and diluted                           19,675,000        19,675,000
                                            ============      ============

                         TECHNOL FUEL CONDITIONERS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                     For the six months ended June 30, 2005

                                                          2005         2004
                                                       ---------    ---------

Cash Flows from Operating Activities:
Net loss                                               $(148,512)   $ (99,799)
Changes in operating assets and liabilities:
   Accounts receivable                                    29,335       55,066
    Inventory                                              3,142      (17,505)
    Accounts payable and accrued expenses                (22,167)      25,935
                                                       ---------    ---------

Net cash used in operating activities                   (138,202)     (36,303)
                                                       ---------    ---------

Cash Flows from Financing Activities:
   Proceeds from notes to stockholders                   130,482       40,343
   Net change in line of credit                               --           --
                                                       ---------    ---------

Net cash provided by financing activities                130,482       40,343
                                                       ---------    ---------

Net increase (decrease) in cash and cash equivalents      (7,720)       4,040

Cash and cash equivalents, beginning of year                (211)       2,090
                                                       ---------    ---------

Cash and cash equivalents, end of year                 $  (7,931)   $   6,130
                                                       =========    =========

                         TECHNOL FUEL CONDITIONERS, INC.
                 STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                                 June 30, 2005

                                    Common Stock
                            700,000,000 shares authorized       Additional      Accumulated
                             Shares       $0.001 par value   Paid-in Capital      Deficit             Total
                           ----------     ----------------   ---------------    -----------         ----------
Balance -
  December 31, 2002        19,675,000            19,675           528,625        (1,641,770)        (1,093,470)

Net loss                           --                --                --           (99,465)           (99,465)
                           ----------        ----------        ----------        ----------         ----------

Balance -
  December 31, 2003        19,675,000            19,675           528,625        (1,741,235)        (1,192,935)

Net loss                           --                --                --          (294,640)          (294,640)
                           ----------        ----------        ----------        ----------         ----------

Balance -
  December 31, 2004        19,675,000            19,675           528,625        (2,035,875)        (1,487,575)

Net loss                           --                --                --          (148,512)          (148,512)
                           ----------        ----------        ----------        ----------         ----------


Balance -
  June 30, 2005            19,675,000            19,675           528,625        (2,184,387)        (1,636,087)
                           ==========        ==========        ==========        ==========         ==========

                         TECHNOL FUEL CONDITIONERS, INC.
                                  June 30, 2005

     NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The accompanying financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. These financial statements should be read in conjunction with the Company's financial statements for the years ended December 31, 2003 and 2002 and notes thereto contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004 as filed with the SEC. The results of operations for the six months ended June 30, 2005 are not necessarily indicative of the results for the full fiscal year ending December 31, 2005.

     NOTE 2 - OVERVIEW

     Technol Fuel Conditioners, Inc. ("Technol") was incorporated in New Jersey on January 4, 1991 as OTC, Inc. The name was changed on June 27, 2000. Technol is in the business of wholesaling, distributing and retailing oil additives.

                         TECHNOL FUEL CONDITIONERS, INC.
                                  June 30, 2005

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

                         TECHNOL FUEL CONDITIONERS, INC.
                                  June 30, 2005

     Allowance for doubtful accounts
     -------------------------------

     Bad debt expense is recognized based on management's estimate of likely losses per year, based on past experience and an estimate of current year uncollectible amounts. There was no allowance at June 30, 2005.

     Inventory
     ---------

     Inventory is stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method. No allowance has been recorded as of June 30, 2005.

     Property and Equipment
     ----------------------

     Property and equipment are recorded at cost. Depreciation is recorded over estimated useful lives of the respective assets on a straight-line basis.

     Advertising costs
     -----------------

     Advertising costs are expensed as incurred. For the six months ended June 30, 2005 and 2004, advertising costs aggregated approximately $8,862 and $6,547.

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

                         TECHNOL FUEL CONDITIONERS, INC.
                                  June 30, 2005

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

                         TECHNOL FUEL CONDITIONERS, INC.
                                  June 30, 2005

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

     NOTE 4 - SUBSEQUENT EVENTS

     Pursuant to an Agreement and Plan of Acquisition dated as of April 10, 2005 (the "Acquisition Agreement"), by and among Technol and Allied Syndications, Inc., a Texas corporation ("Allied"), Technol acquired Allied as a partially owned operating subsidiary of the Technol (the "Acquisition") pursuant to an Agreement and Plan of Acquisition between the Technol and Allied. The Acquisition was dated April 10, 2005 and will be effective upon filing the Articles of Share Acquisition in Colorado and Texas. If we are successful in executing our current plans, Allied will become a wholly owned subsidiary of Technol pursuant to the Acquisition and the completion of the "second step" of the Acquisition pertaining to the noncontrol blocks of Allied.

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

On March 6, 2000, at a meeting of the Directors, key employees and shareholders, it was unanimously agreed to alter the company's name. The name "Technol" was trademarked with the United State Office of Patents and Trademarks in 1991 and has been owned by Technol every since. The name "OTC," representing "Oil Technology Corporation," used by the previous ownership was abbreviated and been adopted by Technol under the new ownership. It was agreed at the aforementioned meeting that the company name should indicate its product or service. As such, the company officially changed its name to "Technol Fuel Conditioners, Inc." which became effective on June15, 2000. As the owner and manufacturer of environmentally-friendly fuel treatments and conditioners, Technol Fuel Conditioners, Inc.'s products are specifically designed to reduce emissions, and lower maintenance and fuel costs. Technol has been focused on improving fuel quality, and thereby, the performance, handling, and economics of fuel products, and to aid in regulatory compliance with the requirements of the Environmental Protection Agency (EPA), the Occupational Safety & Hazards Administration (OSHA) and the Bureau of Mines. We are a small company with only limited operations.

MANAGEMENT DISCUSSION AND ANALYSIS OF OPERATIONS

Second Quarter ending June 30, 2005 versus Second Quarter ending June 30, 2004

During the second quarter ending June 30, 2005 (the "Second Quarter 2005"), we recorded Revenues of $10,,095 compared to Revenues of $35,173 recorded during the second quarter ending June 30, 2004 (the "Second Quarter 2004"). The decline resulted primarily from reduced efforts by management to market and sell our products.

Cost of Sales during the Second Quarter 2005 were $8,376 which resulted in a Gross Margin of $1,719 or about 17% compared to Cost of Sales of $18,224 on Revenues of $35,173 during the Second Quarter 2004 or a Gross Margin of $16,949 or about 48%. The decline in our Gross Margin resulted primarily from our reduced operating level and lower sales volumes we had during the Second Quarter 2005 compared to Second Quarter 2004.

By comparison, our Selling, general, and administrative expenses during the Second Quarter 2005 were $62,202 which represented a decrease of about 41.31% from Selling, general, and administrative costs of $105,977 incurred during the Second Quarter 2004. The decrease in Selling, general and administrative costs during the Second Quarter 2005 was due primarily to the lower level of administrative activity during that period.

As a result, we incurred a Loss from Operations of $60,483 during the Second Quarter 2005 compared to a Loss from Operations of $89,028 during the Second Quarter 2004. We also had Interest expense (net) of ($4,727) during the Second Quarter 2005 compared to no Interest expense (net) during the Second Quarter 2004. The level of Interest expense (net) reflected the excess of interest earned over the interest expenses paid during each of these periods.

All of these factors resulted in a Net Loss of $65,210 during the Second Quarter 2005 compared to a Net Loss of $89,028 for the Second Quarter 2004. During both periods we had an aggregate of 19,675,000 shares outstanding which produced a Basic and diluted loss per common share of $(0.00) during the Second Quarter 2005 compared to a Basic and diluted loss per common share of $(0.01) during the Second Quarter 2004.

First Six Months of 2005 ending June 30, 2005 versus First Six Months of 2004 ending June 30, 2004

During the first six months ending June 30, 2005 (the "First Half of 2005"), we recorded Revenues of $53,668 compared to Revenues recorded during the first six months ending June 30, 2004 (the "First Half of 2004") when we recorded $142,176 in Revenues. The decline in Revenues from 2004 to 2005 of $88,508 was due primarily to reduced marketing, administrative, and other efforts by our management as our inventories of available product dwindled to minimum levels.

During the First Half of 2005, our Cost of Sales was $33,066 which compares to Cost of Sales of $58,407 for the First Half of 2004. The decreased Cost of Sales in the First Half of 2005 compared to the First Half of 2004 resulted in a significant decrease in our Gross Margin (from almost 59% in the First Half of 2004 to about 38% in the First Half of 2005). The decline in Gross Margin was primarily due to a lower volume of sales and our efforts to liquidate inventory.

In contrast, we experienced a significant increase in our Selling, general and administrative expenses during the First Half of 2005 as these expenses increased to $159,660 from $94,549 in Selling, general, and administrative expenses recorded during the First Half 2004. This increase of about 69% was due in large part to additional selling and administrative expenses we incurred in marketing our products and our limited ability to pass these additional expenses on to our customers.

We incurred a Loss from Operations of $139,058 during the First Half of 2005 compared to a Loss from Operations of $10,780 during the First Half of 2004. The increase in the Loss of about 1,189% was due primarily to: (a) a decline in our Gross Margin of about 75% during the First Half of 2005; and (b) an increase in our Selling, general, and administrative expenses of about 69% during the First Half of 2005. Our Interest expense (net) of ($9,454) during the First Half of 2005 was a decline from ($23,293) recorded as Interest expense (net) during the First Half of 2004. The decline was due primarily to lower overall levels of interest income compared to interest expenses on borrowed funds during the First Half of 2005.

For these reasons we incurred a Net Loss of $148,512 during the First Half of 2005 compared to a Net Loss of $34,073 during the First Half of 2004 with Basic and diluted loss per common share of $(0.01) during both periods as the weighted average number of shares remained also remained constant at 19,675,000 during both periods.

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

5. LIMITED DUE DILIGENCE AND EVALUATION OF ALLIED SYNDICATIONS, INC. We have entered into agreements to purchase a majority interest in Allied Syndications, Inc. While we believe the acquisition of Allied is prudent and we have no basis to believe that it will not provide a basis for potential growth of our company, we have undertaken this transaction on the basis of limited due diligence, given our limited financial resources to conduct a more exhaustive review and inquiry into the affairs of Allied, its business, financial condition, and future prospects. On this basis, we cannot assure you that a more thorough evaluation of Allied, its business, affairs, and financial condition would not reveal a far less promising prospect for us.. As a result, there can be no guarantee that the acquisition will be successful if it is completed or that we will not incur additional losses in the future even if we do complete the acquisition of Allied, as currently planned.

6. OTHER FACTORS CITED IN FORM 10-KSB AS PREVIOUSLY FILED. The Company faces many risks and uncertainties. These also include those risks and uncertainties recited in the Company's most recent Form 10-KSB. Any investor who purchases the Company's Common Stock should be prepared to lose their entire investment.

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

ITEM 2.  CHANGES IN SECURITIES

During the quarter ended June 30, 2005, there were no changes in securities.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

During the quarter ended June 30, 2005 there were no defaults upon senior securities.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended June 30, 2005, there were no matters submitted to a vote of the Company's shareholders.

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

                                        TECHNOL FUEL CONDITIONERS, INC.

DATE: March 14, 2006                    By: /s/ Shane Polson
                                                --------------------
                                                Shane Polson
                                                President,
                                                Acting Chief Operating Officer,
                                                Treasurer, and Chairman