Form 10KSB
period 2005-12-31
TECHNOL FUEL CONDITIONERS INC
filed 2006-05-24
CIK 1109262

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
    1934 [FEE REQUIRED]

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

[ ] TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                     COMMISSION FILE NUMBER: 000-30053______

                         TECHNOL FUEL CONDITIONERS, INC.
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

                 COLORADO                                        22-3084979
(STATE OR OTHER JURISDICTION OF INCORPORATION                 (I.R.S. EMPLOYER
              OR ORGANIZATION)                               IDENTIFICATION NO.)

  2800 Griffin Drive, Bowling Green, Kentucky                      42101
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)                          (ZIP CODE)

                    ISSUER'S TELEPHONE NUMBER: (800) 330-2535

         Securities registered under Section 12(g) of the Exchange Act:

Title of Each Class                    Name of Each Exchange On Which Registered
   Common Stock                                          None

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

State issuer's revenues for its most recent fiscal year: $3,649,060.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days : $260,240 as of May 12, 2006

                                  ------------
                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 19,675,000 shares as of December 31, 2005.

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

  Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                TABLE OF CONTENTS
                                                                        PAGE
                                                                        ----
PART  I
-------

ITEM  1.     DESCRIPTION OF BUSINESS...................................  4

ITEM 1A.     FACTORS THAT MAY AFFECT FUTURE RESULTS..................... 5

ITEM  2.     DESCRIPTION OF PROPERTY...................................  7

ITEM  3.     LEGAL PROCEEDINGS.......................................... 8

ITEM  4.     SUBMISSION OF MATTERS
             TO A VOTE OF SECURITY HOLDERS ............................  8

PART  II
--------

ITEM  5.     MARKET FOR COMMON EQUITY AND RELATED
             STOCKHOLDER MATTERS........................................  8

ITEM  6.     MANAGEMENT'S DISCUSSION AND ANALYSIS.......................  8

ITEM  6A.    SUBSEQUENT EVENTS........................................    9

ITEM  6B.    INFORMATION ON ALLIED...................................... 10

ITEM 6C.     ALLIED MANAGEMENT.........................................  11

ITEM  7.     FINANCIAL STATEMENTS......................................  17

ITEM  8.     CHANGES IN AND DISAGREEMENTS WITH
             ACCOUNTANTS................................................. 17

ITEM 8A.     CONTROLS AND PROCEDURES....................................  17

ITEM 8B.     OTHER INFORMATION........................................... 17

PART  III
---------

ITEM  9.     DIRECTORS, EXECUTIVE  OFFICERS,  PROMOTERS
             AND  CONTROL  PERSONS......................................  17

ITEM  10.    EXECUTIVE COMPENSATION...................................... 17

ITEM  11.    SECURITY OWNERSHIP OF BENEFICIAL OWNERS....................  19

ITEM  12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.............. 19

ITEM  13.    EXHIBITS AND REPORTS ON FORM 8-K...........................  19

SIGNATURES............................................................... 20

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

                      MATTER OF FORWARD-LOOKING STATEMENTS

THIS FORM 10-KSB CONTAINS "FORWARD-LOOKING STATEMENTS" THAT CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING WORDS SUCH AS "BELIEVES," "EXPECTS," "MAY," "WILL," "SHOULD," OR "ANTICIPATES," OR THE NEGATIVE OF THESE WORDS OR OTHER VARIATIONS OF THESE WORDS OR COMPARABLE WORDS, OR BY DISCUSSIONS OF PLANS OR STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. MANAGEMENT WISHES TO CAUTION THE READER THAT THESE FORWARD-LOOKING STATEMENTS, INCLUDING, BUT NOT LIMITED TO, STATEMENTS REGARDING THE COMPANY'S MARKETING PLANS, GOALS, COMPETITIVE AND TECHNOLOGY TRENDS AND OTHER MATTERS THAT ARE NOT HISTORICAL FACTS ARE ONLY PREDICTIONS. NO ASSURANCES CAN BE GIVEN THAT SUCH PREDICTIONS WILL PROVE CORRECT OR THAT THE ANTICIPATED FUTURE RESULTS WILL BE ACHIEVED. ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY EITHER BECAUSE ONE OR MORE PREDICTIONS PROVE TO BE ERRONEOUS OR AS A RESULT OF OTHER RISKS FACING THE COMPANY. FORWARD-LOOKING STATEMENTS SHOULD BE READ IN LIGHT OF THE CAUTIONARY STATEMENTS AND IMPORTANT FACTORS DESCRIBED IN THIS FORM 10-KSB FOR TECHNOL FUEL CONDITIONERS, INC., INCLUDING, BUT NOT LIMITED TO "THE FACTORS THAT MAY AFFECT FUTURE RESULTS" SHOWN AS ITEM 1A AND IN MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. THE RISKS INCLUDE, BUT ARE NOT LIMITED TO, THE RISKS ASSOCIATED WITH AN EARLY-STAGE COMPANY THAT HAS ONLY A LIMITED HISTORY OF OPERATIONS, THE COMPARATIVELY LIMITED FINANCIAL RESOURCES OF THE COMPANY, THE INTENSE COMPETITION THE COMPANY FACES FROM OTHER ESTABLISHED COMPETITORS, FLUCTUATING OIL AND NATURAL GAS PRICES, GOVERNMENT REGULATIONS, THE UNCERTAINTIES ASSOCIATED WITH THE PURCHASE OF THE REMAINING OWNERSHIP INTEREST OF ALLIED NOT YET OWNED BY TECHNOL FUEL CONDITIONERS, INC., TECHNOLOGICAL CHANGES THAT MAY LIMIT THE ABILITY OF THE COMPANY TO MARKET AND SELL ITS PRODUCTS OR ADVERSELY IMPACT THE PRICING OF THESE PRODUCTS AND SERVICES, AND MANAGEMENT THAT HAS ONLY LIMITED EXPERIENCE IN DEVELOPING SYSTEMS AND MANAGEMENT PRACTICES. ANY ONE OR MORE OF

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

ITEM 1. DESCRIPTION OF BUSINESS

As used herein, we may use words such as "Technol Fuel Conditioners, Inc.," "Company," "us" or "we." When we use those terms, unless the context otherwise requires, we mean Technol Fuel Conditioners, Inc, a Colorado corporation, on a consolidated basis.

BACKGROUND

Technol Fuel Conditioners, Inc., a New Jersey-based corporation incorporated in Colorado, was incorporated in 1965 to manufacture, package, market and distribute unique and technologically superior lubricants, fuel improvers, surfactants and detergents to aid in the fight against environmental pollution.

Historically, we sought to combine established product lines to achieve this goal and we sought to market and sell advanced lubrication, superior fuel stabilizers and detergents for today's automotive aftermarket, gas and diesel engines, equipment and heavy industrial machinery.

On March 6, 2000, at a meeting of our Directors, key employees and shareholders, it was unanimously agreed to alter the company's name. The name "Technol" was trademarked with the United State Office of Patents and Trademarks in 1991 and has been owned by Technol. The name "OTC," representing "Oil Technology Corporation," used by the previous ownership was abbreviated and been adopted by Technol under the new ownership. It was agreed at the aforementioned meeting that the company name should indicate its product or service. As a result, we changed our name to "Technol Fuel Conditioners, Inc." which became effective on September 15, 2000. All of our products were marketed and sold through our wholly-owned subsidiary, Technol Fuel Conditioners, Inc., a New Jersey corporation.

During this period, we owned and manufactured environmentally-friendly fuel treatments and conditioners and our products are specifically designed to reduce emissions, and lower maintenance and fuel costs. We were focused on offering products that offered improved fuel quality, and thereby, the performance, handling, and economics of fuel products. In addition, our products were designed to aid in regulatory compliance with the requirements of the Environmental Protection Agency (EPA), the Occupational Safety & Hazards Administration (OSHA) and the Bureau of Mines.

ACQUISITION OF CONTROLLING INTEREST IN ALLIED SYNDICATIONS, INC. & DIVESTITURE OF TECHNOL-NEW JERSEY

On April 10, 2005, we entered into the Agreement and Plan of Acquisition (the "Acquisition Agreement"), whereby we acquired a controlling interest (the "Acquisition") in Allied Syndications, Inc., a Texas corporation. The transaction was negotiated between the officers and directors of our company and the officers, directors, and controlling stockholders of Allied Syndications, Inc. ("Allied"). The Acquisition resulted in Allied becoming a partially owned operating subsidiary of our company.

While the transaction was entered into on April 10, 2005, it did not become effective until June 30, 2005 - the date at which the filings of the Articles of Share Acquisition were made in Colorado and Texas. Following the close of the Acquisition, we completed a divestiture of Technol Fuel Conditioners, Inc., a New Jersey corporation ("Technol-New Jersey). The divestiture was structured so that all of the assets and liabilities of Technol-New Jersey were assumed by the purchasers of Technol-New Jersey with the result that we would not hold any remaining material assets of Technol-New Jersey or have material debts or liabilities arising out of that business. The divestiture was undertaken after a review by our Board of Directors and also included assessments completed to assist the Board in making appropriate determinations.

As currently planned, we anticipate undertaking further efforts to acquire the remaining stock of Allied that we do not currently own so as to make Allied a wholly owned subsidiary of our company. We plan to acquire these remaining shares and complete the "second step" of the Acquisition as soon as is practicable. Our success in acquiring the remaining outstanding capital stock of Allied cannot be assured but we plan to undertake appropriate steps to acquire the remaining shares of Allied Syndications, Inc. consistent with our obligations under the corporate code provisions and our obligations under state and federal securities laws.

Since the divestiture of Technol-New Jersey, all of our operations have been concentrated in Allied. Allied is a small company based in Bowling Green, Kentucky. Allied is focused on the oil and gas business and is the general partner in certain limited partnerships focused on exploration and development of properties that its management believes may hold oil and gas development potential. With our limited resources, we completed a due diligence review of Allied prior to the acquisition of the controlling interest and we are looking to the management of Allied to provide leadership to our company in coming years.

ITEM 1A.  FACTORS THAT MAY AFFECT FUTURE RESULTS

1. COMMENCEMENT OF NEW BUSINESS & OPERATING LOSSES. As described elsewhere in this Report, in 2005 the Company acquired a controlling interest in Allied Syndications, Inc., a company that is the general partner in certain limited partnerships, is focused on exploration and development of properties and is an oil and gas syndication company ("Allied"). During 2005 (and after including the effect of Allied), we incurred a Net Loss of $315,279. Further, although we only own a controlling interest in Allied (and we intend to take steps to acquire the remaining interest in Allied that we do not currently own), we are, in many respects, commencing the operation of a new business with all of the uncertainties and risks associated with a new venture. As a result, the Company faces all of the risks inherent in a new business. Given these circumstances there is little upon which for a purchaser of our common stock to base an assumption that" (1) we will achieve or sustain any profitability or positive cash flow; (2) we will, efficiently and without incurring significant and protracted expenses, acquire the remaining portion of Allied that we currently do not own; or (3) we will be able implement the business plans developed by Allied successfully. Investors should be aware that they may lose all or substantially all of their investment. Finally, we cannot assure you that we will be successful in acquiring the remaining common stock of Allied that we do not currently own or, if we do, that we can do so on terms that are reasonable in light of our current circumstances. If we acquire the remaining outstanding common stock of Allied or any significant portion thereof, existing stockholders will incur addition dilution and a reduction of their proportionate ownership interest in our company.

2. ACQUISITION OF ALLIED, LIMITED FINANCIAL RESOURCES FOR DUE DILIGENCE AND LIMITED EVALUATION. We acquired a controlling interest in Allied Syndications, Inc., a Texas corporation ("Allied"), a company with its principal offices in Bowling Green, Kentucky. The acquisition was conducted on the basis of our limited financial resources, our then limited and part-time management, and the limited due diligence review and inquiry into Allied's financial condition, business, management, prior operations, and prospects for future growth. Because of these limitations, we may have not have been able to fully and accurately evaluate and assess Allied to ensure that the decisions we made were prudent or appropriate. For these and other reasons we cannot assure you that the acquisition of a controlling interest in Allied will serve to allow us to grow and expand profitably or that shareholders will see any increase or appreciation in the market price of our common stock. The acquisition of any small, privately-held company in a "reverse merger" transaction (as occurred with the acquisition of the controlling interest in Allied) is always accompanied by uncertainties and risks and these uncertainties and risks are particularly significant when the acquisition is undertaken on the basis of limited due diligence. Purchasers of our common stock should be prepared to lose all of their investment.

3. LIMITED FINANCIAL RESOURCES; NEED FOR ADDITIONAL FINANCING. During 2005 our financial resources were minimal and the Company, given the transaction with Allied (as described in this Report) likely will need to raise significant additional capital. There can be no assurance that we will be successful in raising any additional capital or if it is, that it can be obtained on terms that are reasonable in light of our current circumstances. In the event that we issue stock to raise additional capital, any rights or privileges attached to such stock may either (i) dilute the percentage of ownership of the already issued common shares and/or (ii) dilute the value of such shares. No rights or privileges have been assigned to the stock and any such rights and privileges will be at the total discretion of the Board of Directors of the Company.

4. NO ACTIVE TRADING MARKET FOR COMMON STOCK. Our Common Stock is currently not traded in any active market except, on a very limited basis, on the non-OTC pink sheets. If any active trading market were to commence in the near future such trading would likely be limited. In prior years trading for our common stock was sporadic and there was only a limited market for our Common Stock. There can be no assurance that a market will in fact develop. Even if a market does develop, it may not be sustained.

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

8. POSSIBLE RULE 144 STOCK SALES. A large portion of the 19,675,000 shares of the Company's outstanding Common Stock are "restricted securities" and may be sold only in compliance with Rule 144 adopted under the Securities Act of 1933 or other applicable exemptions from registration. Rule 144 provides that a person holding restricted securities for a period of two years may thereafter sell in brokerage transactions, an amount not exceeding in any three month period the greater of either (i) 1% of the Company's outstanding Common Stock, or (ii) the average weekly trading volume during a period of four calendar weeks immediate preceding any sale. Persons who are not affiliated with the Company and who have held their restricted securities for at least three years are not subject to the volume limitation. Possible or actual sales of the Company's Common Stock by present shareholders under Rule 144 may have a depressive effect on the price of the Company's Common Stock in any market which may develop.

9. CONTROL BY MAJOR SHAREHOLDER. As a result of the acquisition of Allied Syndications, Inc., Richard P. Underwood, a major shareholder, exercises control over the Company. As a result, other existing stockholders will have little or no opportunity to influence the direction of the Company.

10. CONFLICTS OF INTEREST. Our partially-owned subsidiary is a party to a real estate lease in connection with the lease of an 11,000 square foot of office space utilized by us (and Allied). The owner and landlord of the building is All American Investors Group, a company that is owned and controlled by Richard P. Underwood. Mr. Underwood is our former President, Chief Executive Officer and Chief Financial Officer. He is also, directly and indirectly, the owner of a majority of our outstanding common stock. The transaction between Allied and Mr. Underwood's company is a transaction wherein a conflict of interest is present. A conflict of interest arises whenever a party has an interest on both sides of a transaction. In addition, we entered into an employment agreement with Mr. Underwood. Under the terms of the employment agreement, we paid Mr. Underwood $353,186 in 2005 and $230,020 in compensation and bonuses in 2004. While we believe that the lease agreement between Allied and Mr. Underwood's company and the employment agreement between the Company and Mr. Underwood results in terms and costs that are substantially no different than terms and costs which would otherwise be established on an arms-length basis, there can be no assurance that the we resolved these matters on a satisfactory and reasonable basis and that we will resolve other future conflicts of interest on terms that are reasonable to the Company.

11. LIMITED MANAGEMENT AND ABSENCE OF KEY MAN INSURANCE. We have a small management team and only limited financial resources to attract and retain our key management. Further, we lack key man life insurance on any our corporate officers, directors, and other key employees and we have no plans to obtain any such insurance in the future. In the event that we lose one or more members of management or a key employee, we may incur significant and protracted losses in finding a replacement if we are successful in any such efforts.

12. RISKS OF LOW PRICED STOCKS. Currently, the Company's common stock is trading only on a limited basis and there is no certain prospect that the Company's common stock will regain any trading volume in any organized market. In the past, the Company's common stock had only limited and sporadic trading on the NASD's "Electronic Bulletin Board." As a result and due to the absence of a market, a shareholder may find it more difficult to dispose of, or to obtain accurate quotations as to the price of, the Company's securities. In the absence of a security being quoted on NASDAQ, or the Company having $2,000,000 in net tangible assets, trading in the Common Stock is covered by Rule 3a51-1 promulgated under the Securities Exchange Act of 1934 for non-NASDAQ and non-exchange listed securities. Under such rule, broker/dealers who recommend such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or an annual income exceeding $200,000 or $300,000 jointly with their spouse) must make a special written suitability determination for the purchaser and receive the purchaser's written agreement to a transaction prior to sale.

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

ITEM 2. DESCRIPTION OF PROPERTY

The Company's offices had been located at One Main Street, #405, Eatontown, NJ 07724 until June of 2005.

At that time the Company moved its offices to the offices of Allied Syndications, Inc. at 2800 Griffin Drive, Bowling Green, Kentucky 42101. The Company's executive offices total 11,000 square feet and are located at this location. These offices are leased under the terms of a June 6, 2003 lease (the "Lease") between All American Investors Group ("Landlord") and Allied Syndications, Inc. ("Allied"). The term of the Lease is from June 6, 2003 and terminates on June 5, 2006. The Lease requires that Allied pay the sum of $10,000 per month and carry property casualty insurance of not less than $1,000,000. The Landlord is owned and controlled by Richard P. Underwood, a shareholder who directly and indirectly owns a majority of the Company's common Stock. As a result, the lease transaction between Allied and the Landlord is a transaction that is a transaction involving a conflict of interest.

ITEM 3. LEGAL PROCEEDINGS

There are no known legal actions on-going or pending involving the Company to the best of its knowledge.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

The Company plans to simultaneously file a Form 14 C with this 10KSB which 14 C is requesting shareholders to approve a number of changes in the Company's corporate status, operations, management and state of domicile.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company presently trades on a limited and sporadic basis, the Pink Sheets Stock Exchange. The Company has 168 shareholders of record as of December 31, 2005. The Company has never declared or paid any dividends, and although there are no restrictions limiting its ability to do so, it is unlikely to pay any dividends in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

CORPORATE BACKGROUND

See the discussion presented in Item 1 of this Form 10-KSB.

RESULTS OF OPERATIONS:

FISCAL YEAR 2005 VERSUS FISCAL YEAR 2004

During the twelve months ending December 31, 2005 ("Fiscal 2005"), we recorded revenues of $3,649,060 from business operations during the period. This compares to the twelve months ending December 31, 2004 ("Fiscal 2004") when we recorded revenues of $4,100,277. During Fiscal 2005, we incurred $2,340,554 in Cost of Sales which resulted in a gross margin of about 36% compared to Fiscal 2004 when Cost of Sales were $2,358,838 which resulted in a gross margin of 42%. The decrease in our gross margin during Fiscal 2005 was the result of our difficulties we experienced in pricing our products in our dynamic marketplace.

During Fiscal 2005, we had $1,748,728 in Selling, General and administrative expenses which represented an increase of about 36% from the Selling, general, and administrative expenses we incurred in Fiscal 2004 when these expenses totaled $1,285,193. The increase in Selling, general, and administrative expenses in Fiscal 2005 resulted in a Loss from operations of ($440,222). This compares to Income from Operations in Fiscal 2004 of $456,246. The dramatic decline in our operating performance was primarily due to our lower gross margin and the increase of $63,535 in selling, general and administrative expenses we incurred in Fiscal 2005 as we attempted to develop a stronger strategic plan and implement new systems. These required that we make substantial expenditures which we anticipate will provide a stronger foundation for the Company in the future.

We also incurred Depreciation expenses of $85,244 in Fiscal 2005 compared to Depreciation expenses of $28,745 in Fiscal 2004. The higher Depreciation expenses were due, in large part, to higher non-cash charges incurred as we purchased equipment and other assets during Fiscal 2005.

As a result, during Fiscal 2004, we incurred a Net Loss of ($315,279) (a negative number)or a Basic and diluted loss per common share of ($0.06) compared to Net Income of $696,111 or a Basic and diluted income per common share of $0.54 during Fiscal 2004.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2005, the Company had $1,415,798 in Total Current Assets compared to $88,465 in Total Current Liabilities. As a result, we had a current ratio of approximately 16.00 (Total Current Assets divided by Total Current Liabilities). Our cash and cash equivalents stood at $1,300,960 and our overall liquidity was substantially improved by about $247,492 above the level we had as of December 31, 2004.

Despite the increase in overall liquidity, we continue to look for opportunities to raise additional capital to provide funds for the growth of our business. Currently we have had discussions with investment banking sources who may have an interest in assisting us in raising additional capital. In addition, we are planning to syndicate, through certain NASD-registered broker-dealers, a registered limited partnership which, if successful, may provide additional funds for the growth of our company. However, despite these efforts and the plans that we have made, we cannot assure you that we will successfully raise any additional capital or, if we are successful, that we can any raise such capital on terms that are reasonable in light of our current circumstances.

IMPACT OF INFLATION

Inflation has not had a significant effect on the Company's operation during the two years ending December 31, 2005.

ITEM 6A. SUBSEQUENT EVENTS

Pursuant to an Agreement and Plan of Acquisition dated as of April 10, 2005 (the "Acquisition Agreement"), by and among Technol Fuel Conditioners, Inc. (the "Registrant" or the "Company") and Allied Syndications, Inc., a Texas corporation ("Allied" or "AEG"), the Company acquired a controlling interest in Allied (now, a partially-owned) operating subsidiary of the Registrant (the "Acquisition") pursuant to an Agreement and Plan of Acquisition between the Company and Allied . The Acquisition was dated April 10, 2005 and was be effective upon filing of the Articles of Share Acquisition in Colorado and Texas. Allied will become a wholly owned subsidiary of Registrant pursuant to the Acquisition and the completion of the "second step" of the Acquisition pertaining to the non-control blocks of Allied.

Immediately prior to the effective time of the Acquisition, Allied had outstanding 7,616,745 shares of its common stock ("Allied Common Stock"). In accordance with the Agreement and Plan of Acquisition, each share of Allied Common Stock automatically converted into and exchanged for one (1) share or more shares of the Registrant's newly-designated Series A Convertible Preferred Stock (the "TFC Series A"). Each share of TFC Series A is convertible into 1,000 shares of the Registrant's post reverse split common stock (assuming a 10 for 1 reverse stock split). A more complete description of the terms, rights and preferences of the TFC Series A is set forth in Registrant's Form 8-K under the heading "Description of Capital Stock" in Item 5 filed on April 25, 2005. Accordingly, on a fully-diluted basis, after giving effect to the Acquisition and the reverse split, the Registrant has or will, have approximately Fifty Five Million (55,000,000) shares of common stock outstanding. On all matters submitted to the holders of the Registrant's common stock, the holders of the TFC Series A stock are entitled to such number of votes as is equal to the number of the Registrant's common shares issuable upon conversion of such preferred stock. Accordingly, certain former Allied stockholders, who now collectively own the currently issued TFC Series A shares, together hold or will hold approximately 95 percent of the Registrant's outstanding voting power. As a condition to the acquisition, the newly elected directors of TFC agreed to sell all of the existing assets and business of Technol Fuel Conditioners, Inc., including all Technol Fuel Conditioners, Inc. (New Jersey) to former management and others in consideration of the assumption of all TFC operational debt and release of all indebtedness related to Technol Fuel Conditioners, Inc. the New Jersey corporation. The total debt of Technol Fuel Conditioners, Inc. (New

Jersey) being assumed by the buyers is approximately One Million Two Hundred Sixty Six Thousand Five Hundred and Eight dollars ($1,266,508.00).

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

ITEM 6B. INFORMATION ON ALLIED

Allied Syndications, Inc., a Texas corporation ("Allied") has some diversification in several aspects of the energy business. The main focus of the Company since its inception has been to raise funds through oil and gas exploration and development partnership agreements and raising funds for acquisition of other oil and gas prospects, including a coal property in Iowa and an energy fund in Europe.

In September of 2004, Allied acquired 10% of the mineral rights (fee simple) to 1,200 +/- acre deep-mine coal operations located in Lucas County, Iowa. In a reserve appraisal prepared in 1987, the Morrison-Knudson Company, Inc. reported that an estimated 32,000,000 (32 million) tons of coal are in place for this project. The project is currently on hold pending funding. In the last 12 months, Allied has established drilling/development operations in Shelby, Leon, Kent, and Live Oak Counties, Texas. On August 18, 2004, the Fortune/Allied #1H (horizontal-dual lateral Fredricksburg Limestone) well located in Shelby County tested at 188 barrels of crude and 216,000 cubic feet of natural gas per day. In February of 2005, Allied acquired a 10% interest in the limited-entry stimulation frac treatment of the Fortune/Heart #1 horizontal well located in the Joaquin Field of Shelby County, Texas.

Allied has secured 800 acres of leasehold in Leon County, Texas with targeted reservoirs including but not limited to the SubClarksville, Travis Peak, and Bossier Sandstones in addition to the Rodessa Limestone. Estimated potential reserves in place for the Rodessa Limestone alone are 30 BCF (billion cubic feet) of natural gas. Additional horizons could yield over 50 BCFGE total.

In May, 2005 Allied partnered with Halliburton Operating Company to drill the Midland Basin Prospect (5,000 vertical test) in Kent County, Texas. The first well was deemed non-commercial. An additional test well is being evaluated. Estimated potential reserves are 100,000 - 300,000 BO per well-bore. Allied's Oakwood Prospect located in Leon County, Texas is an off-set to the RS Dailey #10 that has produced nearly 13 billion cubic feet of natural gas ($100 million in gross revenue at today's prices). Allied drilled this 10,000 ft. well in Leon County, Texas and is currently reviewing information from the well base to determine whether to attempt completion operations in one of several zones encountered. Allied's "Live Oak" Prospect is located in northeast Live Oak County, Texas approximately 45 minutes north of Corpus Christi, Texas. The primary objective is to drill a 7,600' vertical well to test the "Slick" and "Luling" Wilcox Sandstones to potentially develop reserves of 6,188,000 (6.188 billion) cubic feet of natural gas and 73,000 barrels of associated condensate
(oil). Drilling is scheduled to commence in December, 2005.

Allied has organized an international energy fund that specializes in direct and indirect investments in oil and gas assets. The company seeks to derive its income from retaining 20% of the fund's projected annual profit plus a 2% management fee. The primary purpose of the fund is to syndicate oil and gas projects throughout the U.S. as well as provide mezzanine financing to independent oil and gas companies secured by collateral and project ownership equity. These projections and expected income amounts are subject to risks as markets, pricing, and industry conditions change as well as other factors over which we have little or no control.

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

Mr. Meek's work in the oil production industry was in support of major and independent oil and gas firms' oil recovery activities. Mr. Meek is currently serving as an in-house consultant for Allied.

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

ITEM 7. FINANCIAL STATEMENTS

The Financial Statements of Technol Fuel Conditioners, Inc. (excluding any of the accounts of Technol) for the year ended December 31, 2005, together with Independent Auditor's Report thereon, are contained on pages F-1 through F-8, attached and are incorporated herein by this reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

The Company has retained Jewett Schwartz and Associates, Hollywood, Florida, as their auditors. The Company's prior auditor, LL Bradford and Company resigned without explanation. The Company had no disagreement with any prior auditor.

ITEM 8A. CONTROLS AND PROCEDURES

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

ITEM 8B. OTHER INFORMATION

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

As of December 31, 2005, the Company's Directors and Officers were as follows:

       Name                Age      Positions and Offices Held
--------------------       ---      -----------------------------------
Richard P. Underwood       53       President & Chief Executive Officer
                                    Secretary and Treasurer

ITEM 10. EXECUTIVE COMPENSATION

The following table summarizes certain information concerning executive compensation paid to or accrued by the Company's chief executive officer during the Company's last three fiscal years.

                           SUMMARY COMPENSATION TABLE

During the fiscal year ending December 31, 2005, the Company's Board of Directors authorized the compensation of its officers with the following cash salaries:

----------------- --------- ------------------------------------ ----------------------------------------- -------------

                                    Annual Compensation                   Long-Term Compensation
----------------- --------- ------------------------------------ ----------------------------------------- -------------
                                                                              Awards Payouts
----------------- --------- ------------------------------------ ----------------------------------------- -------------
    Name and                                          Other                                     LTIP
   Principal                  Salary      Bonus       Annual     Restricted    Securities      Payouts
    Position        Year       ($)         ($)     Compensation    Stock       Underlying        ($)       All Other
      (a)           (b)        (c)         (d)         ($)         Awards       Options/         (h)      Compensation
                                                       (e)           (s)         SARs                         ($)
                                                                     ($)          (#)                         (i)
                                                                     (f)          (g)
----------------- --------- ----------- ---------- ------------- ------------ --------------- ------------ -------------
Richard P.         2003     $230,020      $0           $0            $0            0             $0           $0
Underwood          2004     $230,020      $2,500       $0            $0            0             $0           $0
President, CEO     2005     $353,186      $1,000       $0            $0            0             $0           $0
----------------- --------- ----------- ---------- ------------- ------------ --------------- ------------ -------------
Odette             2003      $6,500       $0           $0            $0            0             $0           $0
Lichtman,          2004      $5,500       $0           $0            $0            0             $0           $0
V.P. Finance,      2005      $0           $0           $0            $0            0             $0           $0
Secretary

All Directors
as a Group        2003        $236,520    $0           $0            $0            0             $0           $0
(2persons)        2004        $235,520    $2,500       $0            $0            0             $0           $0
                  2005        $353,186    $1,000       $0            $0            0             $0           $0
================= ========= =========== ========== ============= ============ =============== ============ =============

With respect to cash salaries, the Company may change or increase salaries as the Company's profits and cash flow allow. No other compensation was paid, accrued, earned, or received by any of the Company's officers and directors.

COMPENSATION OF DIRECTORS

Except as may be approved by the Company's Board of Directors, the Company's Directors are not currently compensated on a regular basis as a director of the Company and each does not receive any re-imbursement for out-of-pocket costs incurred in attending meetings. The Company's compensation policies are subject to change and the Board of Directors may approve or establish such compensation arrangements from time to time as it deems appropriate in view of the Company's requirements.

ITEM 11. SECURITY OWNERSHIP OF BENEFICIAL OWNERS

The following table sets forth each person known by the Company to be the beneficial owner of five percent or more of the Company's Common Stock as of December 31, 2005, all directors individually and all directors and officers of the Company as a group. Except as noted, each person has sole voting and investment power with respect to the shares shown.

--------------------------------------------------------------------------------
(1)          (2)                       (3)                  (4)
Title Of     Name And                  Amount And           Percent Of
Class        Address Of                Nature Of            Class(1)(2)
             Beneficial                Beneficial
             Owner                     Owner(1)(3)
--------------------------------------------------------------------------------
Common       Richard P. Underwood      285,000,000          95%
Stock        and Family
             2800 Griffin Drive
             Bowling Green, Kentucky
             42101

Officers and Directors
  as a group (1 person)                285,000,000           95%

Footnotes:

(1)(2) The share amounts and percentages shown for the shares owned and held by Richard P. Underwood, the Company's President and Chief Executive Officer, represent shares he acquired upon the Company's acquisition of his controlling interest in Allied Syndications, Inc., Texas corporation (the "Allied Subsidiary"). They include shares issued to Technol Acquisition Corp., a Florida corporation for which Mr. Underwood is an officer, director, and shareholder. Mr. Underwood was the sole officer of the Company as of December 31, 2005.

(3) "Beneficial Owner" means having or sharing, directly or indirectly (i) voting power, which includes the power to vote or to direct the voting, or (ii) investment power, which includes the power to dispose or to direct the disposition, of shares of the common stock of an issuer. The definition of beneficial ownership includes shares underlying options or warrants to purchase common stock, or other securities convertible into common stock, that currently are exercisable or convertible or that will become exercisable or convertible within 60 days. Unless otherwise indicated, the beneficial owner has sole voting and investment power. All percentages are based on 19,675,000 shares outstanding on December 31, 2005.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Board of Directors of Allied Syndications, Inc., our partially-owned subsidiary, is a party to a real estate lease in connection with the lease of an 11,000 square foot of office space utilized by us (and Allied). The owner and landlord of the building is All American Investors Group, a company that is owned and controlled by Richard P. Underwood. Mr. Underwood is our former President, Chief Executive Officer and Chief Financial Officer. He is also, directly and indirectly, the owner of a majority of our outstanding common stock.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

(a)(1) Financial Statements. Reference is made to the Index to Financial Statements of the Company on page F-1 of this report.

24     Consent of  Jewett, Schwartz & Associates

31.1   Certification

31.2   Certification

32.1   Certification

32.2   Certification

(B)  REPORTS ON FORM 8-K

(1) Form 8-K filed on June 30, 2005.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


         TECHNOL FUEL CONDITIONERS, INC.
         (Registrant)

         By: /s/C. Shane Polson                               Date: May 23, 2006
             ------------------
             C. Shane Polson
             President and Chief Executive Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


         By: /s/ C. Shane Polson                              Date: May 23, 2006
             -------------------
             C. Shane Polson
             President and Chief executive Officer

                         TECHNOL FUEL CONDITIONERS, INC.
                         d/b/a ALLIED SYNDICATIONS, INC.

                              FINANCIAL STATEMENTS

                           DECEMBER 31, 2005 and 2004

                                TABLE OF CONTENTS

                                                                         Page
                                                                         ----

Report of Independent Registered Public Accounting Firm                  F-2

Balance Sheet                                                            F-3

Statements of Operations                                                 F-4

Statements of Changes in Shareholders' Equity                            F-5

Statements of Cash Flows                                                 F-6

Notes to Financial Statements                                         F-7 - F-16

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the board of directors and shareholders of Technol Fuel Conditioners, Inc d/b/a Allied Syndications, Inc.

We have audited the accompanying balance sheet of Technol Fuel Conditioners, Inc d/b/a Allied Syndications, Inc. as of December 31, 2005 and the related statements of operations, changes in shareholders' equity and cash flows for the years ended December 31, 2005 and 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Technol Fuel Conditioners, Inc d/b/a Allied Syndications, Inc. as of December 31, 2005 and the results of its operations and its cash flows for the years ended December 31, 2005 and 2004 in conformity with accounting principles generally accepted in the United States of America.


/s/ Jewett, Schwartz & Associates


Hollywood, Florida
March 31, 2006

                        TECHNOL FUEL CONDITIONERS, INC.
                        d/b/a ALLIED SYNDICATIONS, INC.
                                 BALANCE SHEET
                               December 31, 2005

                       ASSETS                                           2005
                                                                    ------------
CURRENT ASSETS
Cash and cash equivalents                                           $ 1,300,960
Investments in marketable securities                                        500
Investment in partnerships                                               25,469
Notes receivable                                                         88,869
                                                                    -----------

                                 Total current assets                 1,415,798

PROPERTY & EQUIPMENT, NET                                               326,131

OTHER ASSETS
Other Assets                                                            870,528
Deferred tax asset                                                      478,797
                                                                    -----------

                                   Total other assets                 1,349,325
                                                                    -----------

TOTAL ASSETS                                                        $ 3,091,254
                                                                    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                                                    $    21,252
Other accrued liabilities                                                67,213
                                                                    -----------

                            Total current liabilities                    88,465

SHAREHOLDERS' EQUITY
Common stock, no par value, 10,000,000
  shares issued, 7,410,495 shares outstanding
Additional paid-in capital                                            4,220,984
Accumulated deficit                                                  (1,218,195)
                                                                    -----------

                           Total shareholders' equity                 3,002,789
                                                                    -----------

TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                                              $ 3,091,254
                                                                    ===========

   The accompanying notes are an integral part of these financial statements.

                        TECHNOL FUEL CONDITIONERS, INC.
                        d/b/a ALLIED SYNDICATIONS, INC.
                            STATEMENTS OF OPERATIONS
                 For the years ended December 31, 2005 and 2004

                                                       2005             2004
                                                    -----------     -----------

REVENUES                                            $ 3,649,060     $ 4,100,277

COST OF SALES                                         2,340,554       2,358,838
                                                    -----------     -----------

GROSS MARGIN                                          1,308,506       1,741,439

Selling, general and administrative                   1,748,728       1,285,193
                                                    -----------     -----------

Income (loss) from operations                          (440,222)        456,246

Depreciation expense                                     85,244          28,745
                                                    -----------     -----------

Net income (loss) before income taxes                  (525,466)        427,501

Benefit from income taxes                               210,187         268,610
                                                    -----------     -----------

Net income (loss)                                   $  (315,279)    $   696,111

Other comprehensive loss:
  Unrealized loss on marketable securities                   --         (24,700)
                                                    -----------     -----------

Comprehensive income (loss)                            (315,279)        671,411
                                                    ===========     ===========

Weighted average shares outstanding-
  basic and diluted                                   5,510,495       1,289,685
                                                    ===========     ===========

EARNINGS (LOSS) PER SHARE-
  Basic and diluted                                 $     (0.06)    $      0.54
                                                    ===========     ===========

   The accompanying notes are an integral part of these financial statements.

                        TECHNOL FUEL CONDITIONERS, INC.
                        d/b/a ALLIED SYNDICATIONS, INC.
                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                 For the years ended December 31, 2005 and 2004

                                            Common
                                            Stock,
                                          10,000,000
                                            shares       Additional
                                          authorized,      Paid-in        Accumulated
                                         No par value      Capital          Deficit           Totals
                                         -------------------------------------------------------------
                                            Shares
                                         -----------
Balances, January 1, 2004                    788,360     $ 1,892,064      $(1,574,327)     $   317,737

Stock issued, no par value
  $3.00 per share                            243,290         729,870                           729,870
  $3.22 per share                            258,035         832,042                           832,042

Less:  Capital acquisition costs                            (311,116)                         (311,116)

Net income                                                                    671,411          671,411
                                         -----------     -----------      -----------      -----------

Balances, December 31, 2004                1,289,685     $ 3,142,860      $  (902,916)     $ 2,239,944

Stock issued, no par value
  $3.20 per share                            420,810       1,346,592                         1,346,592

Founders shares issued, no par value
  $.0001 per share                         5,000,000             500                               500

Founders shares issued, no par value
   $.0005 per share                          700,000             350                               350

Less:  Capital acquisition costs                            (269,318)                         (269,318)

Net loss                                                                     (315,279)        (315,279)
                                         -----------     -----------      -----------      -----------

Balances, December 31, 2005                7,410,495     $ 4,220,984      $(1,218,195)     $ 3,002,789
                                         ===========     ===========      ===========      ===========

   The accompanying notes are an integral part of these financial statements.

                        TECHNOL FUEL CONDITIONERS, INC.
                        d/b/a ALLIED SYNDICATIONS, INC.
                             STATEMENTS OF CASH FLOW
                 For the years ended December 31, 2005 and 2004

                                                          2005           2004
                                                      -----------    -----------
Cash Flows from Operating Activities
Net Income (loss)                                     $  (315,279)   $   671,411
Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
     Depreciation and amortization                         85,244         28,745
     Unrealized loss of marketable securities                  --         24,700
     Benefit from income taxes                           (210,187)      (268,610)
Changes in operating assets and liabilities:
     Notes receivable                                      (1,926)       (61,092)
     Other assets                                        (164,437)      (486,706)
     Accounts payable and accrued expenses                 (8,535)        94,405
                                                      -----------    -----------

Net cash provided by (used in) operating activities      (615,120)         2,853
                                                      -----------    -----------

Cash Flows from Investing Activities:
     Purchases of property and equipment                 (190,193)      (234,576)
     Purchases of partnership interests                   (25,469)       (25,200)
                                                      -----------    -----------

Net cash used in investing activities                    (215,662)      (259,776)
                                                      -----------    -----------


Cash Flows from Financing Activities:
     Proceeds from sales of common stock                1,346,592      1,561,912
     Capital acquisition costs                           (269,318)      (311,116)
                                                      -----------    -----------

Net cash provided by financing activities               1,077,274      1,250,796
                                                      -----------    -----------

Net increase in cash and cash equivalents                 246,492        993,873

Cash and cash equivalents, beginning of year            1,054,468         60,595
                                                      -----------    -----------

Cash and cash equivalents, end of year                $ 1,300,960    $ 1,054,468
                                                      ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                         TECHNOL FUEL CONDITIONERS, INC.
                         d/b/a ALLIED SYNDICATIONS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

Organization - Technol Fuel Conditioners, Inc. ("Technol") was incorporated in New Jersey on January 4, 1991 as OTC, Inc. The name was changed on June 27, 2000. Technol is in the business of wholesaling, distributing and retailing oil additives.

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

Pursuant to an Agreement and Plan of Acquisition dated April 10, 2005 (Acquisition Agreement), between Technol and Allied Syndications, Inc. (Allied), Allied was acquired through an exchange of shares. Upon this transaction, the assets and all related debt of Technol were sold to former management. Technol was released from all obligations and claims related to these assets.

The resulting entity is Technol Fuel Conditioners, Inc. d/b/a Allied Syndications, Inc. (Company). Allied was incorporated in Texas on June 3, 2003 to provide oil and gas services to investors. The Company is primarily an independent exploration and production company that focuses on the acquisition, development and marketing of natural gas from reserves in Texas and Colorado. Their principal business includes the acquisition of natural gas and oil properties with proven reserves, the drilling and development of exploratory wells and the management of partnerships created to acquire and explore these reserves.

Basis of Accounting - In accordance with Statement of Financial Accounting Standards (SFAS) No. 69, the Company follows the successful efforts method of accounting for its oil and gas activities. Accordingly, property acquisition costs, development costs and the cost of support equipment and facilities are capitalized.

Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as certain financial statement disclosures. While management believes that the estimates and assumptions used in the preparation of the financial statements are appropriate, actual results could differ from these estimates.

                         TECHNOL FUEL CONDITIONERS, INC.
                         d/b/a ALLIED SYNDICATIONS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004

Accounting Treatment for Costs Incurred - The Company follows the successful efforts method of accounting for its oil and gas exploration and production activities. Accordingly, property acquisition costs, development costs and the cost of support equipment and facilities are capitalized. Drilling costs for exploratory wells are also capitalized pending determination of proved reserves but must be charged to expense if no proved reserves are found within one year after completion of drilling. The Company has not found proved reserves for all exploratory wells drilled within one year after completion of drilling during the years presented in the financial statements and therefore has expensed any explanatory drilling costs for those wells. Other exploration costs, including geological and geophysical expenses, leasehold expiration costs and delay rentals, are charged to expense as incurred.

Revenue Recognition - Revenue is presented in accordance with Staff Accounting Bulletin (SAB) 104 "Revenue Recognition in Financial Statements". Under SAB 104, revenue is realized when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable and collectibility is reasonably assured. The Company recognizes revenue from management of partnerships, drilling contracts and consulting services when they have the contractual right to receive revenue. Revenue is generated from the partnerships that it manages, drilling and development of its own wells and consulting services it provides for outside drilling and development.

Concentration of credit risk - Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash investments. The Company maintains cash balances with two banks whose balances insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. The balance at the financial institutions over the FDIC insured limit is approximately $334,000 at December 31, 2005.

Impairment of Long Lived Assets and Long Lived Assets to be Disposed Of - In August 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 144 "Accounting for the Impairment of Disposal of Long-Lived Assets" which supersedes both SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and the accounting and reporting provisions of Accounting Practice Bulletin (APB) Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposals of a Segment of a Business and Extraordinary, Unusual, Infrequently Occurring Events and Transactions," for the disposals of a segment of a business (as previously defined in that opinion).

Impairment losses are recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. No impairment losses have been recorded since inception.

Advertising Costs - Advertising costs are charged to expense during the period in which they are incurred. Advertising expenses for the years ended December 31, 2005 and 2004 approximated $51,000 and $70,000, respectively.

Cash and cash equivalents - Highly liquid investments with original maturities of three months or less are considered cash equivalents.

                         TECHNOL FUEL CONDITIONERS, INC.
                         d/b/a ALLIED SYNDICATIONS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004

Investments - Investments include marketable securities, which are classified as trading securities in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 115 "Accounting for Certain Investments and Equity Securities." The fair value of these securities is determined by currently available market prices. Unrealized losses on trading securities are reported in investment expense.

Property and equipment, net - Property and equipment are recorded at cost, net of accumulated depreciation. Depreciation is recorded using the amounts recognized for federal income tax purposes.

Comprehensive income - Comprehensive income consists of net income and other gains and losses affecting stockholders' equity that, under generally accepted accounting principles in the United States are excluded from net income.

Income Taxes - The Company uses the assets and liability method of accounting for income taxes as required by SFAS No. 109, "Accounting for Income Taxes". SFAS No. 109 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of certain assets and liabilities. Deferred income taxes are measured by the current enacted tax rates. Deferred tax expense (benefit) is the result of changes in the deferred tax assets and liability. Valuation allowances are used to reduce deferred tax assets to the amount considered likely to be realized.

Earnings (Loss) Per Share - Basic net income (loss) per common share is computed using the weighted average number of common shares outstanding during the periods. Diluted net income (loss) per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the year.

Recent Accounting Pronouncements -

Other-Than-Temporary Impairment of Investments

In March 2004, the EITF of the FASB reached a consensus on Issue No. 03-01, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" (EITF 03-01). EITF 03-01 addresses the meaning of other-than-temporary impairment and its application to debt and equity securities within the scope of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115) and equity securities that are not subject to the scope of SFAS 115 and not accounted for under the equity method of accounting. As of December 31, 2005, the Company determined that EITF 03-01 had no impact on its financial statements.

Contingently Convertible Instruments

In September 2004, the EITF reached a consensus on Issue No. 04-08, "The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share" (EITF 04-08"), which is effective for reporting periods ending after December 15, 2004. EITF 04-08 requires companies to include shares issuable under convertible instruments in diluted earnings per share computations (if dilutive) regardless of whether the market price trigger (or other contingent feature) has been met.

                         TECHNOL FUEL CONDITIONERS, INC.
                         d/b/a ALLIED SYNDICATIONS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004

In addition, prior period earnings per share amounts presented for comparative purposes must be restated. EITF 04-08 did not impact earnings per share in 2005.

Inventory Pricing

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 151, "Inventory Costs." The new statement amends Accounting Research Bulletin (APB) No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. This statement requires that those items be recognized as current-period charges and requires that allocation of fixed production overheads to the cost of conversion be based on the normal capacity of the production facilities. This statement is effective for fiscal years beginning after June 15, 2005. The Company does not expect adoption of this statement to have a material impact on its financial condition or results of operations.

Share-Based Payment

In December 2004, the FASB issued a revision of SFAS 123 (SFAS 123R) that will require compensation costs related to share-based payment transactions to be recognized in the statement of operations. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be remeasured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. SFAS 123R replaces SFAS 123 and is effective as of December 31, 2005. Based on the number of shares and awards outstanding as of December 31, 2004 (and without giving effect to any awards which may be granted in 2005), we expect that the adoption of SFAS 123R will have no material impact to the financial statements.

In March 2005, the U.S. Securities and Exchange Commission, or SEC, released Staff Accounting Bulletin (SAB) 107, "Share-Based Payments,". The interpretations in SAB 107 express views of the SEC staff, or staff, regarding the interaction between SFAS 123R and certain SEC rules and regulations, and provide the staff's views regarding the valuation of share-based payment arrangements for public companies. In particular, SAB 107 provides guidance related to share-based payment transactions with non-employees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS 123R in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS 123R, the modification of employee share options prior to adoption of SFAS 123R and disclosures in Management's Discussion and Analysis subsequent to adoption of SFAS 123R. SAB 107 requires stock-based compensation be classified in the same expense lines as cash compensation is reported for the same employees. The Company and management is reviewing SAB 107 in conjunction with its review of SFAS 123R.

                         TECHNOL FUEL CONDITIONERS, INC.
                         d/b/a ALLIED SYNDICATIONS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004

Non-monetary Exchange

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Non-monetary Assets--An Amendment of Accounting Principles Board (APB) Opinion No. 29, Accounting for Non-monetary Transactions" (SFAS 153). SFAS 153 eliminates the exception from fair measurement for non-monetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, "Accounting for Non-monetary Transactions," and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a non-monetary exchange has commercial substance if the future cash flows of the entity expected to change significantly as a result of the exchange. SFAS 153 is effective for fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 is not expected to have a material impact on the Company's current financial condition or results of operations.

Conditional Asset Retirement

In March 2005, the FASB issued FASB Interpretation (FIN) No. 47 - "Accounting for Conditional Asset Retirement Obligations - an Interpretation of SFAS 143 (FIN No. 47). FIN No. 47 clarifies the timing of liability recognition for legal obligations associated with the retirement of a tangible long-lived asset when the timing and/or method of settlement are conditional on a future event. FIN No. 47 is effective no later than December 31, 2005. FIN No. 47 did not impact the Company for the year ended December 31, 2005.

Accounting Changes and Error Corrections

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections, a Replacement of APB No. 20 and FASB 3 (SFAS No.154). SFAS No. 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable. APB Opinion No. 20 "Accounting Changes," previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle.

NOTE 2 - INVESTMENTS

Investments consist of the following as of December 31, 2005:

                                                 2005
                                                 ----
Marketable securities                            $500
Less:  unrealized loss                             --
                                                 ----
                                                 $500
                                                 ====

Investments are stated at fair value, which is based on the most currently available market prices. Net unrealized loss is recognized as a separate component of income.

NOTE 3 - INVESTMENT IN PARTNERSHIPS

The Company acts as the managing partner of several limited partnerships created that hold the rights to the wells. In addition to this, the Company will periodically invest in these partnerships as limited partners. Their applicable

                         TECHNOL FUEL CONDITIONERS, INC.
                         d/b/a ALLIED SYNDICATIONS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004

partnership percentage of each active partnership does not exceed 20%, therefore these investments are accounted for by using the cost method. The balance at December 31, 2005 is $25,469.

NOTE 4 - PROPERTY & EQUIPMENT, NET

                                    2005
                                 ---------
Furniture & fixtures             $  70,403
Equipment                          156,892
Leasehold improvements             126,332
Automobiles                         90,332
                                 ---------
                                   443,959
Less: accumulated depreciation    (117,828)
                                 ---------
                                 $ 326,131
                                 =========

Depreciation is computed using the amounts recorded for federal tax purposes. Depreciation expense was $85,244 and $28,745 for 2005 and 2004, respectively.

NOTE 5 - OTHER ASSETS

Other assets consist of the following at December 31, 2005:

Oil and gas drilling fund deposits   $635,897
Acquisition of mineral rights          72,500
Lease acquisition rights              162,131
                                     --------
                                     $870,528
                                     ========

Oil and gas drilling fund deposits

The Company is working to create an offshore oil and gas drilling fund and has enlisted the services of a consulting firm that specializes in assisting with the structure, development, marketing and capital formation of hedge funds. Amounts paid out to create this fund include consulting, legal and establishment fees and are recorded as other assets until the fund has been set up. The total amounts paid out with respect to the creation of this fund are $635,897 December 31, 2005.

Acquisition of mineral rights

Other assets include a deposit payment of $72,500, which was paid to a developer of mineral rights. These funds shall be utilized for the purposes of securing financing for the development of future mineral rights. There was no change in this balance and no valuation allowance has been recorded as the entity expects to recover the entire amount.

Lease acquisition rights

Lease acquisition costs include amounts paid out to obtain and develop leases and their related properties. The balance as of December 31, 2005 is $162,131.

                         TECHNOL FUEL CONDITIONERS, INC.
                         d/b/a ALLIED SYNDICATIONS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004

NOTE 6 - BENEFIT FROM INCOME TAXES

The benefit for income taxes from continued operations for the years ended December 31, 2005 and 2004 consist of the following:

                                     December 31,
                                ----------------------
                                  2005          2004
                                ---------    ---------
Current:
             Federal            $      --    $      --
             State              $      --    $      --
                                ---------    ---------
Deferred:
             Federal            $(397,252)   $ 357,476
             State                (23,121)      56,175
                                ---------    ---------
                                 (420,373)     413,651
                                ---------    ---------

Benefit for income taxes, net   $(210,187)   $(268,810)
                                =========    =========

The benefit for income taxes was calculated using a combined federal and state tax rate of 40%.

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax asset and liabilities result principally from the following:

                                          December 31,
                                     -----------------------
                                        2005         2004
                                     ----------   ----------
Net operating loss carry-
     forwards and AMT tax credit     $1,696,992   $1,171,526
                                     ----------   ----------

         Deferred income tax asset   $1,696,992   $1,171,526
                                     ==========   ==========

The net deferred tax assets and liabilities are comprised of the following:

                                              December 31,
                                         ----------------------
                                            2005         2004
                                         ---------    ---------
Deferred tax assets
         Current                         $      --    $      --
         Non-current                       678,797      468,610
                                         ---------    ---------
                                           678,797      468,610

Less valuation allowance                  (200,000)    (200,000)
                                         ---------    ---------

         Net deferred income tax asset   $ 478,797    $ 268,610
                                         =========    =========

                         TECHNOL FUEL CONDITIONERS, INC.
                         d/b/a ALLIED SYNDICATIONS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004

There was no increase in the valuation allowance from 2004 to 2005.

NOTE 7 - COMMON STOCK

Common stock issued - During 2004, 243,290 were issued for gross proceeds of $3.00 per share. During 2004, 258,035 shares were issued for gross proceeds of $3.22 per share. During 2005, 420,810 shares were issued for gross proceeds of $3.20 per share.

Founder's shares - During 2005, there were 5,700,000 shares issued to a founder for $850.

Capital acquisition costs - Capital acquisition costs represent expenses incurred to raise capital, including commissions paid to contractors to solicit sales of shares, postage and freight to mail promotional material, printing costs of stock certificates and promotional material, and legal and professional fees associated with the issuance. The total capital acquisition costs incurred through December 31, 2005 was $1,053,450.

NOTE 8 - COMMITMENTS

Lease - The Company rents its offices from a founding shareholder at $10,000 per month under a 3-year lease ending June 5, 2006. $120,000 and $120,000 were paid during 2005 and 2004 respectively.

Future minimum payments under this are as follows as of December 31, 2005:

                                    Year             Amount
                                    ----             -------
                                    2006             $60,000

Rent expense for the years ended December 31, 2005 and 2004 was $120,000 and $120,000, respectively.

Employment agreement - In November 2004, an employment agreement was entered into with the CEO for compensation of services rendered totaling $260,000 annually. In addition to this annual salary, the Company may make bonus payments to the CEO based on performance criteria to be determined on the basis of certain parameters established from time to time. There is no specified time period that this agreement covers and it may be terminated by the Company at any time with 90 days' written notice. In June 2005, the Company amended this agreement to increase the compensation to $416,000 annually.

Production income escrow - The Company receives production income funds on behalf of the partnerships it manages. These funds are deposited into an account owned by the Company and are remitted directly to investors of the partnership, based on their percentage of ownership. No funds are retained by the Company. For 2004, production income of $29,111 was generated, of which $20,008 was received and remitted in 2004, with the remaining $9,103 received and remitted in 2005. There was no balance in the escrow account as of December 31, 2005.

                         TECHNOL FUEL CONDITIONERS, INC.
                         d/b/a ALLIED SYNDICATIONS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004

NOTE 9 - RELATED PARTY TRANSACTIONS

Lease - As noted above, the Company paid rental expense of $120,000 and $120,000 for 2005 and 2004, respectively, to an entity under control of the CEO.

Compensation - Under the terms of the employment agreement noted above, the CEO received $353,186 and $230,020 for 2005 and 2004, respectively, in compensation and performance-based bonuses.

Loan to shareholder - The Company loaned the CEO or other entities under his control $2,776 and $51,092 during 2005 and 2004 respectively.

Operating expenses - The Company paid an entity under control of the CEO amounts for consulting and corporate development expenses incurred. These amounts total $0 and $420,034 for 2005 and 2004, respectively.

Consulting services - During 2005, The Company received $2,500,000 in consulting revenues from an entity under the control of the CEO. These amounts have been included as revenue. No consulting amounts were received in 2004 from this related entity.

NOTE 10 - SUPPLEMENTAL INFORMATION ON OIL AND GAS DEVELOPMENT AND
          PRODUCING ACCTIVITIES

General - This Note provides information on the Company's oil and gas development and producing activities in accordance with SFAS No. 69 "Disclosures about Oil and Gas Producing Activities".

Capitalized costs for oil and gas producing activities: The following table sets forth the components of capitalized costs for the Company's oil and gas producing activities, all of which are conducted within the continental United States, for the years presented in the financial statements.

                                            2005       2004
                                          --------   --------
Proved properties                         $     --   $     --
Unproved properties                        162,131     66,705
Accumulated depreciation, depletion and
    amortization                                --         --
                                          --------   --------

Total                                     $162,131   $ 66,705
                                          ========   ========

                         TECHNOL FUEL CONDITIONERS, INC.
                         d/b/a ALLIED SYNDICATIONS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004

Costs incurred in oil and gas acquisition and development activities - The following table lists the costs incurred in the Company's oil and gas acquisition and development activities for the years presented in the financial statements.

                                   2005           2004
                              --------------   ----------
Property acquisition costs:
     Unproved properties      $           --   $2,358,838
     Proved properties                    --           --
     Development costs                    --           --
                              --------------   ----------

Total                         $           --   $2,358,838
                              ==============   ==========