Form 10QSB
period 2006-03-31
TECHNOL FUEL CONDITIONERS INC
filed 2006-05-25
CIK 1109262

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006.

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
     FOR THE TRANSITION PERIOD FROM _____________ TO _______________.


                         TECHNOL FUEL CONDITIONERS, INC.
                -------------------------------------------------
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


                                 (954) 489-1210
               --------------------------------------------------
               Registrant's telephone number, including area code


              1 Main street, Ste. 405, Eatontown, New Jersey 07724
          -------------------------------------------------------------
          (Former Name or Former Address, if Changed Since Last Report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [_] No [X]

The number of shares outstanding of Registrant's common stock ($0.001 par value) as of the quarter ended March 31, 2006 is 19,675,000.

================================================================================

                         TECHNOL FUEL CONDITIONERS, INC.

                                TABLE OF CONTENTS


                                                                           PAGE
                                                                          NUMBER
                                                                          ------
PART I - FINANCIAL INFORMATION

    ITEM 1.  FINANCIAL STATEMENTS
             CONSOLIDATED BALANCE SHEETS
                   MARCH 31, 2006 (UNAUDITED) AND MARCH 31, 2005.............. 1
             CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                   THREE MONTHS ENDED MARCH 31, 2006 (UNAUDITED)
                   AND THREE MONTHS ENDED MARCH 31, 2005
                   (UNAUDITED)................................................ 2
             CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                   THREE MONTHS ENDED MARCH 31, 2006 AND JUNE 30, 2005........ 3
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)........... 4

    ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS.......................................  6
    ITEM 2A. FACTORS THAT MAY AFFECT FUTURE RESULTS..........................  8
    ITEM 3.  CONTROLS AND PROCEDURES.........................................  9

PART II - OTHER INFORMATION

    ITEM 1.  LEGAL PROCEEDINGS............................................... 10
    ITEM 2.  CHANGES IN SECURITIES........................................... 10
    ITEM 3.  DEFAULTS UPON SENIOR SECURITIES................................. 10
    ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............. 10
    ITEM 5.  OTHER INFORMATION............................................... 10
    ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K................................ 10

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

                         PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

Unless otherwise indicated, the term "Company" refers to Technol Fuel Conditioners, Inc. and its subsidiaries and predecessors. The accompanying consolidated unaudited condensed financial statements have been prepared by management in accordance with the instructions in Form 10-QSB and, therefore, do not include all information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with Company's Annual Report to Shareholders on Form 10-KSB for the fiscal year ended December 31, 2005. These statements do include all the normal recurring adjustments, which the Company believes is necessary and affords a fair presentation. The interim results are not necessarily indicative of the results for the full year ending December 31, 2006. Accordingly, consolidated unaudited interim financial statements, including a balance sheet for the Company as of the fiscal quarter ended March 31, 2006, and, statements of operations and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding fiscal year are attached hereto as Pages 1 through 3 and are incorporated herein by this reference.


                        TECHNOL FUEL CONDITIONERS, INC.
                        d/b/a/ ALLIED SYNDICATIONS, INC.
                             CONDENSED BALANCE SHEET


                                                                  March 31,
                                                                    2006
                                                                -----------
                                                                (Unaudited)
                                     ASSETS

CURRENT ASSETS
Cash and cash equivalents                                       $   363,399
Investments in marketable securities                                    500
Investment in partnerships                                           29,913
Notes receivable                                                     95,325
                                                                -----------

                          Total Current Assets                      489,137

PROPERTY & EQUIPMENT, NET                                           345,188

OTHER ASSETS
Other assets                                                        870,528
Deferred tax asset                                                  478,797
                                                                -----------

                          Total Other Assets                      1,349,325
                                                                -----------

TOTAL ASSETS                                                    $ 2,183,650
                                                                ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                                                $    23,557
Other accrued liabilities                                            50,622
                                                                -----------

                          Total Current Liabilities                  74,179

Commitments and Contingencies                                            --

SHAREHOLDERS' EQUITY
Common stock, no par value, 10,000,000 shares
   issued, 7,410,495 shares outstanding
Additional paid-in capital                                        4,220,984
Accumulated deficit                                              (2,111,513)
                                                                -----------

                          Total Shareholders' Equity              2,109,471
                                                                -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                      $ 2,183,650
                                                                ===========


   The accompanying notes are an integral part of these financial statements

                         TECHNOL FUEL CONDITIONERS, INC.
                        d/b/a/ ALLIED SYNDICATIONS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS


                                                              Three Months Ended March 31,
                                                                 2006              2005
                                                             -----------       -----------
                                                             (Unaudited)       (Unaudited)

REVENUES                                                     $   700,001       $   705,101

Cost of Sales                                                    838,379           966,710
                                                             -----------       -----------

GROSS PROFIT                                                    (138,378)         (261,609)

Selling, general and administrative expenses                     754,939           325,618
                                                             -----------       -----------

Income (loss) from operations                                   (893,317)         (587,227)
                                                             ===========       ===========

Weighted average shares outstanding - basic and diluted        7,410,495                --
                                                             ===========       ===========

EARNINGS PER SHARE - BASIC AND DILUTED                       $     (0.12)               --
                                                             ===========       ===========




























   The accompanying notes are an integral part of these financial statements

                         TECHNOL FUEL CONDITIONERS, INC.
                        d/b/a/ ALLIED SYNDICATIONS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                           Three Months Ended March 31,
                                                              2006              2005
                                                          -----------       -----------
                                                                (Unaudited) (Unaudited)
Cash Flows from Operating Activities
Net Income (loss)                                         $  (893,317)      $  (587,227)
Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
Changes in operating assets and liabilities:
     Other assets                                                  --           (76,916)
     Notes receivable                                          (6,457)          (11,014)
     Accounts payable and accrued expenses                    (14,286)          (58,185)
                                                          -----------       -----------

Net cash provided by (used in) operating activities          (914,060)         (733,342)
                                                          -----------       -----------

Cash Flows from Investing Activities
     Purchases of property and equipment                      (19,057)           (6,821)
     Purchases of partnership interests                        (4,444)               --
                                                          -----------       -----------

Net cash used in investing activities                         (23,501)           (6,821)
                                                          -----------       -----------

Cash Flows from Financing Activities
     Proceeds from sales of common stock                           --           714,858
                                                          -----------       -----------

Net cash provided by financing activities                          --           714,858
                                                          -----------       -----------

Net increase (decrease) in cash and cash equivalents         (937,561)          (25,305)

Cash and cash equivalents, beginning of year              $ 1,300,960       $ 1,054,467
                                                          -----------       -----------

Cash and cash equivalents, end of year                    $   363,399       $ 1,029,162
                                                          ===========       ===========













   The accompanying notes are an integral part of these financial statements

                         TECHNOL FUEL CONDITIONERS, INC.
                         D/B/A ALLIED SYNDICATIONS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                             MARCH 31, 2006 AND 2005


NOTE 1 - BASIS OF PRESENTATION

The interim financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the Company's annual financial statements, notes and accounting policies included in the Company's annual report on Form 10-KSB for the year ended December 31, 2005 as filed with the SEC. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of financial position as of March 31, 2006 and the related operating results and cash flows for the interim period presented have been made. The results of operations, for the period presented are not necessarily indicative of the results to be expected for the year.

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES

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

                         TECHNOL FUEL CONDITIONERS, INC.
                         D/B/A ALLIED SYNDICATIONS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                             MARCH 31, 2006 AND 2005


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

Accounting Treatment for Costs Incurred - Allied follows the successful efforts method of accounting for its oil and gas activities. Accordingly, property acquisition costs, development costs and the cost of support equipment and facilities are capitalized. Drilling costs for exploratory wells are also capitalized pending determination of proved reserves but must be charged to expense if no proved reserves are found within one year after completion of drilling. Allied has not found proved reserves for all exploratory wells drilled during the years presented in the financial statements within one year after completion of drilling and therefore has expensed any explanatory drilling costs for those wells. Other exploration costs, including geological and geophysical expenses, leasehold expiration costs and delay rentals, are charged to expense as incurred.


Earnings (Loss) Per Share - Basic net income (loss) per common share is computed using the weighted average number of common shares outstanding during the periods. Diluted net income (loss) per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the year

NOTE 3 - INVESTMENT IN PARTNERSHIPS

The Company acts as the managing partner of several limited partnerships created that hold the rights to the wells. In addition to this, the Company will periodically invest in these partnerships as limited partners. Their applicable partnership percentage of each active partnership does not exceed 20%, therefore these investments are accounted for by using the cost method. The balance at March 31, 2006 is $29,913.

NOTE 4 - RELATED PARTY TRANSACTIONS

Lease - The Company paid rental expense of $30,000 to an entity under control of the CEO.

Compensation - Under the terms of an employment agreement, the CEO received $136,552 in compensation and performance-based bonuses during the three months ended March 31, 2006.

Loan to shareholder - The Company loaned the CEO or other entities under his control $6,457 during the three months ended March 31, 2006.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

PRIOR HISTORY AND BACKGROUND OF COMPANY

Technol Fuel Conditioners, Inc., a New Jersey based corporation, was established in 1965 to manufacture, package, market and distribute unique and technologically superior lubricants, fuel improvers, surfactants and detergents to aid in the fight against environmental pollution. Throughout this period, we were a small company that combined established product lines with products that offered advanced lubrication, superior fuel stabilizers and detergents for the automotive aftermarket, gas and diesel engines, equipment and heavy industrial machinery.

On March 6, 2000, at a meeting of our Directors, key employees and shareholders, it was unanimously agreed to change our company's name. The name "Technol" was trademarked with the United State Office of Patents and Trademarks in 1991 and has been owned by Technol every since. The name "OTC," representing "Oil Technology Corporation," used by the previous ownership was abbreviated and been adopted by Technol under the new ownership. It was agreed at the aforementioned meeting that the company name should indicate its product or service. As such, the company officially changed its name to "Technol Fuel Conditioners, Inc." which became effective on June 15, 2000.

During this period, we were the owner and manufacturer of environmentally-friendly fuel treatments and conditioners, Technol Fuel Conditioners, Inc.'s products which were specifically designed to reduce emissions, and lower maintenance and fuel costs. Technol was focused on improving fuel quality, and thereby, the performance, handling, and economics of fuel products, and to aid in regulatory compliance with the requirements of the Environmental Protection Agency (EPA), the Occupational Safety & Hazards Administration (OSHA) and the Bureau of Mines. We remain a small company with limited financial resources and limited operations.

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

The divestiture was structured so that all of the assets and liabilities of Technol-New Jersey were assumed by the purchasers of Technol-New Jersey with the result that we would not hold any remaining material assets of Technol-New Jersey or have material debts or liabilities arising out of that business.
The divestiture was undertaken after a review by our Board of Directors and included assessments completed to assist the Board in making appropriate determinations.

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

Allied is a small company based in Bowling Green, Kentucky. Allied is focused on the oil and gas business and is the general partner in certain limited partnerships focused on exploration and development of properties that its management believes may hold oil and gas development potential. With our limited resources, we completed a due diligence review of Allied prior to the acquisition of the controlling interest and we are looking to the management of Allied to provide leadership to our company in coming years. While we believe that our acquisition of a controlling interest in Allied was prudent and will allow us to grow, we cannot assure you that Allied, which has experienced significant operating losses during the first three months of 2006 will achieve profitability or positive cash flow.

MANAGEMENT DISCUSSION AND ANALYSIS OF OPERATIONS

First Quarter ending March 31, 2006 versus First Quarter ending March 31, 2005

During the first quarter ending March 31, 2006 (the "First Quarter 2006"), we recorded Revenues of $700,001 compared to Revenues of $705,101 recorded during the first quarter ending March 31, 2005 (the "First Quarter 2005").

Cost of Sales during the First Quarter 2006 were $838,379 which resulted in a Gross Margin of ($138,378) (a negative number), compared to Cost of Sales of $966,710 during the First Quarter 2005 or a Gross Margin of ($261,609) (a negative number). In both the First Quarter 2006 and the First Quarter 2005, we experienced a negative Gross Profit as our Cost of Sales exceeded our Sales Revenue.

By comparison, our Selling, general, and administrative expenses during the First Quarter 2006 were $754,939 which represented an increase of about 132% from Selling, general, and administrative costs of $325,618 incurred during the First Quarter 2005. The increase in Selling, general and administrative costs during the First Quarter 2006 was due primarily to increased marketing efforts and certain administrative expenses that we incurred during the period.

As a result, we incurred a Loss from Operations of $893,317 during the First Quarter 2006 compared to a Loss from Operations of $587,227 during the First Quarter 2005.

All of these factors resulted in a Basic and diluted loss per common share of $(0.12) during the First Quarter 2006.

CAPITAL RESOURCES AND LIQUIDITY

   We are a small company with limited financial resources. Our losses are significant and we cannot assure you that we will achieve profitability and positive cash flow or, if we achieve it, that we can maintain it for any period of time.

   We have no certain source of any significant financing. We are looking at alternatives and we remain committed to our business plan. As of March 31, 2006, our Total Current Assets were $489,137 while our Total Current Liabilities were $74,179. While this affords us some liquidity, we may need to increase our capital resources if we are to grow.

   Further, there can be no assurance that the Company will be successful in obtaining any additional financing, or if the Company receives any additional financing, that any such financing can be obtained on terms that may be deemed reasonable given the Company's current financial condition.

ITEM 2A.  FACTORS THAT MAY AFFECT FUTURE RESULTS

As used in this Form 10-QSB, the terms "we," "our," and "us," refer to Technol Fuel Conditioners, Inc. and its subsidiaries unless otherwise noted. These pronouns are used for convenience only.

Our business organization and existing debt and obligations on its balance sheet all involve elements of substantial risk. In many instances, these risks arise from factors over which the Company will have little or no control. Some adverse events may be more likely than others and the consequence of some adverse events may be greater than others. No attempt has been made to rank risks in the order of their likelihood or potential harm. In addition to those general risks enumerated elsewhere, any purchaser of the Company's Common Stock should also consider the following factors.

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

   1. CONTINUED OPERATING LOSSES. We incurred $893,317 in losses during the three months ending March 31, 2006. This represents an increase of over 52% from the $587,227 in losses that we incurred during the first three months of ending March 31, 2005. In addition, we incurred significant losses during the twelve months ending December 31, 2005. While we believe that our operating strategy is sound, our continued operating losses and the increase from 2005 to 2006 are significant and may limit our ability to implement our business plan. We cannot assure you that our operations will be successful or that we will be profitable in the future.

   2. NEW PUBLIC COMPANY AND NEW MANAGEMENT. We are a new public company and our management is new and somewhat unfamiliar with the demands, practices, and management procedures required of a public company. As we develop experience and adopt internal procedures, we believe that we will become more effective. There can be no assurance that we will achieve profitability in the near future.

   3. LIMITED BUSINESS, LIMITED EQUITY, & NEED FOR ADDITIONAL FINANCING. As a small company, competing with many larger and well-established competitors, we have only limited equity and limited operations. If we are to develop or acquire any new business, we will need to obtain significant additional equity or debt financing on reasonable terms. There can be no guarantee that we will be successful in obtaining any such financing or if it is obtained, that stockholders will not lose all of their investment. Further, given our small size and the comparatively greater managerial, financial, and marketing resources of our competitors, we face continuing competitive pressures which will likely continue to adversely impact our ability to remain as a viable business entity.

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

   6. LIMITED TRADING OF OUR COMMON STOCK. Our common stock is traded only on a limited and sporadic basis. No liquid trading market currently exists and there can be no assurance that any liquid trading market will ever develop or, if it does develop, that it can be sustained. Since we are a small company with limited revenues and assets, Rule 3a51-1 of the Securities Exchange Act of 1934 provides that our common stock is a "Penny Stock," which by application of this Rule, further limits the tradability and liquidity of our common stock in many respects. For these and other reasons, an investor who purchases our common stock should not view it as a liquid or marketable security.

   7. OTHER FACTORS CITED IN FORM 10-KSB AS PREVIOUSLY FILED. The Company faces many risks and uncertainties. These also include those risks and uncertainties recited in the Company's most recent Form 10-KSB. Any investor who purchases the Company's Common Stock should be prepared to lose their entire investment.

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

ITEM 2. CHANGES IN SECURITIES

         During the quarter ended March 31, 2006, there were no changes in securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         During the quarter ended March 31, 2006 there were no defaults upon senior securities.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the quarter ended March 31, 2006, there were no matters submitted to a vote of the Company's shareholders.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         a) Exhibits

Exhibit 31.1......Certification
Exhibit 31.2......Certification
Exhibit 32.1......Certification
Exhibit 32.2......Certification

         b) Reports

No other Reports were filed by the Company during the three months ending March 31, 2006.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              TECHNOL FUEL CONDITIONERS, INC.


DATE: May 23, 2006                            By: /s/ C. Shane Polson
                                                  ------------------------------
                                              C. Shane Polson
                                              President, Chief Executive Officer