Form 10QSB
period 2005-09-30
TECHNOL FUEL CONDITIONERS INC
filed 2006-05-30
CIK 1109262

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

                                   (Mark One)

    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
          ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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


              1 Main street, Ste. 405, Eatontown, New Jersey 07724
           -----------------------------------------------------------
          (Former Name or Former Address, if Changed Since Last Report)


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [_] No [X]

The number of shares outstanding of Registrant's common stock ($0.001 par value) as of the quarter ended September 30, 2005 is 19,675,000.

================================================================================

                         TECHNOL FUEL CONDITIONERS, INC.

                                TABLE OF CONTENTS
                                -----------------

                                                                            PAGE
PART I - FINANCIAL INFORMATION

    ITEM 1.  FINANCIAL STATEMENTS
             CONDENSED BALANCE SHEETS......................................... 1
             CONDENSED STATEMENTS OF OPERATIONS
                   FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005
                   AND THREE MONTHS ENDED SEPTEMBER 30, 2004.................. 2
             CONDENSED STATEMENTS OF OPERATIONS FOR THE NINE
                  MONTHS ENDED SEPTEMBER 30, 2005 (UNAUDITED) AND
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004
             STATEMENTS OF CASH FLOWS (UNAUDITED)
                   FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004...... 4
             NOTES TO FINANCIAL STATEMENTS ................................... 5


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                  PLAN OF OPERATION........................................... 9

ITEM 2A.  FACTORS THAT MAY AFFECT FUTURE RESULTS..............................12

ITEM 3.   CONTROLS AND PROCEDURES.............................................13


PART II


ITEM 1.  LEGAL PROCEEDINGS....................................................14

ITEM 2.  UNREGISTERED ASALES OF EQUITY SECURITIES
         AND USE OF PROCEEDS..................................................14

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES......................................14

ITEM 4.  SUBMISSION TO A VOTE OF SECURITY HOLDERS.............................14

ITEM 5   OTHER INFORMATION....................................................14

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.....................................14

SIGNATURES....................................................................15

                      MATTER OF FORWARD-LOOKING STATEMENTS

THIS FORM 10-QSB CONTAINS "FORWARD-LOOKING STATEMENTS" THAT CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING WORDS SUCH AS "BELIEVES," "EXPECTS," "MAY," "WILL," "SHOULD," OR "ANTICIPATES," OR THE NEGATIVE OF THESE WORDS OR OTHER VARIATIONS OF THESE WORDS OR COMPARABLE WORDS, OR BY DISCUSSIONS OF PLANS OR STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. MANAGEMENT WISHES TO CAUTION THE READER THAT THESE FORWARD-LOOKING STATEMENTS, INCLUDING, BUT NOT LIMITED TO, STATEMENTS REGARDING THE COMPANY'S PLANS, GOALS, COMPETITIVE AND TECHNOLOGY TRENDS, THE PLANS FOR ALLIED SYNDICATIONS, INC. AND OTHER MATTERS THAT ARE NOT HISTORICAL FACTS ARE ONLY PREDICTIONS. NO ASSURANCES CAN BE GIVEN THAT SUCH PREDICTIONS WILL PROVE CORRECT OR THAT THE ANTICIPATED FUTURE RESULTS WILL BE ACHIEVED. ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY EITHER BECAUSE ONE OR MORE PREDICTIONS PROVE TO BE ERRONEOUS OR AS A RESULT OF OTHER RISKS FACING THE COMPANY. FORWARD-LOOKING STATEMENTS SHOULD BE READ IN LIGHT OF THE CAUTIONARY STATEMENTS AND IMPORTANT FACTORS DESCRIBED IN THIS FORM 10-QSB, INCLUDING, BUT NOT LIMITED TO "THE FACTORS THAT MAY AFFECT FUTURE RESULTS" SHOWN AS ITEM 2A AND IN MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR BOTH THE COMPANY AND ALLIED SYNDICATIONS, INC. THE RISKS INCLUDE, BUT ARE NOT LIMITED TO, THE RISKS ASSOCIATED WITH AN EARLY-STAGE COMPANY THAT HAS ONLY A LIMITED HISTORY OF OPERATIONS, THE LIMITED DUE DILIGENCE CONDUCTED IN CONNECTION WITH THE ACQUISITION OF A CONTROLLING INTEREST IN ALLIED SYNDICATIONS, INC., THE COMPARATIVELY LIMITED FINANCIAL RESOURCES OF THE COMPANY, THE INTENSE COMPETITION THE COMPANY FACES FROM OTHER ESTABLISHED COMPETITORS, TECHNOLOGICAL CHANGES THAT MAY LIMIT THE ABILITY OF THE COMPANY TO MARKET AND SELL ITS PRODUCTS AND SERVICES OR ADVERSELY IMPACT THE PRICING OF THESE PRODUCTS AND SERVICES, AND MANAGEMENT THAT HAS ONLY LIMITED EXPERIENCE IN DEVELOPING SYSTEMS AND MANAGEMENT PRACTICES. ANY ONE OR MORE OF THESE OR OTHER RISKS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE FUTURE RESULTS INDICATED, EXPRESSED, OR IMPLIED IN SUCH FORWARD-LOOKING STATEMENTS. WE UNDERTAKE NO OBLIGATION TO UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENT TO REFLECT EVENTS, CIRCUMSTANCES, OR NEW INFORMATION AFTER THE DATE OF THIS FORM 10-QSB OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED OR OTHER SUBSEQUENT EVENTS

                         PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

Unless otherwise indicated, the term "Company" refers to Technol Fuel Conditioners, Inc. and its subsidiaries and predecessors. The accompanying consolidated unaudited condensed financial statements have been prepared by management in accordance with the instructions in Form 10-QSB and, therefore, do not include all information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with Company's Annual Report to Shareholders on Form 10-KSB for the fiscal year ended December 31, 2005. These statements do include all the normal recurring adjustments, which the Company believes is necessary and affords a fair presentation. The interim results are not necessarily indicative of the results for the full year ending December 31, 2005. Accordingly, consolidated unaudited interim financial statements, including a balance sheet for the Company as of the fiscal quarter ended September 30, 2005, and, statements of operations and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding fiscal year are attached hereto as Pages F-1 through F-5 and are incorporated herein by this reference.


                         TECHNOL FUEL CONDITIONERS, INC.
                         d/b/a ALLIED SYNDICATIONS, INC.
                                 BALANCE SHEETS



                                                     September 30,  December 31,
                                                         2005          2004
                                                     -----------    -----------
                                                     (Unaudited)
                            ASSETS

CURRENT ASSETS
      Cash and cash equivalents                      $   661,701    $ 1,054,468
      Investment in marketable securities                    500            500
      Notes receivable                                   103,116         86,092
                                                     -----------    -----------

                        Total current assets             765,317      1,141,060

PROPERTY AND EQUIPMENT, NET                              349,818        221,184

OTHER ASSETS
      Other Assets                                       675,385        639,386
      Lease acquisition-mineral rights                   162,131         66,705
      Deferred tax asset                                 844,229        268,610
                                                     -----------    -----------

                        Total other assets             1,681,745        974,701
                                                     -----------    -----------

TOTAL ASSETS                                         $ 2,796,880    $ 2,336,945
                                                     ===========    ===========


         LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
      Accounts payable                               $    15,078    $    14,678
      Other accrued liabilities                           58,692         82,323
                                                     -----------    -----------

                        TOTAL CURRENT LIABILITIES         73,770         97,001
                                                     -----------    -----------


SHAREHOLDERS' EQUITY
      Common stock, no par value,
        10,000,000 shares issued,
        1,298,685 shares outstanding
      Additional paid-in capital                       4,489,452      3,142,860
      Accumulated deficit                             (1,766,342)      (902,916)
                                                     -----------    -----------

                        TOTAL SHAREHOLDERS' EQUITY     2,723,110      2,239,944
                                                     -----------    -----------

Total Liabilities & Shareholders' Equity             $ 2,796,880    $ 2,336,945
                                                     ===========    ===========



    The accompanying notes are an integral part of these financial statements

                         TECHNOL FUEL CONDITIONERS, INC.
                         d/b/a ALLIED SYNDICATIONS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED SEPTEMBER 30,


                                                               2005            2004
                                                           -----------     -----------
                                                           (Unaudited)
REVENUES                                                   $   966,968     $ 1,626,666

COST OF SALES                                                  566,416         783,793
                                                           -----------     -----------

GROSS MARGIN                                                   400,552         842,873


Selling, general and administrative                            489,499         258,287

  Income (loss) from operations                                (88,947)        584,586

  Depreciation expense                                               0               0
                                                           -----------     -----------

Net income (loss) before income taxes                          (88,947)        584,586

(Provision for) benefit from income taxes                       35,579         (34,766)
                                                           -----------     -----------

Net income (loss)                                          $   (53,368)    $   549,820
                                                           ===========     ===========


EARNINGS (LOSS)  PER SHARE - Basic and diluted             $     (0.03)    $      0.70
                                                           ===========     ===========

Weighted average shares outstanding - basic and diluted      1,710,195         788,360
                                                           ===========     ===========


    The accompanying notes are an integral part of these financial statements

                         TECHNOL FUEL CONDITIONERS, INC.
                         d/b/a ALLIED SYNDICATIONS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30,

                                                               2005            2004
                                                           -----------     -----------
                                                           (Unaudited)
REVENUES                                                   $ 1,976,671     $ 3,106,690

COST OF SALES                                                2,105,386       1,956,176
                                                           -----------     -----------

GROSS MARGIN                                                  (128,715)      1,150,514


Selling, general and administrative                          1,310,330       1,558,968

  Income (loss) from operations                             (1,439,045)       (408,454)

  Depreciation expense                                               0               0
                                                           -----------     -----------

Net income (loss) before income taxes                       (1,439,045)       (408,454)

Benefit from income taxes                                      575,619              --
                                                           -----------     -----------

Net loss                                                   $  (863,426)    $  (408,454)
                                                           ===========     ===========


EARNINGS (LOSS)  PER SHARE - Basic and diluted             $     (0.50)    $     (0.52)
                                                           ===========     ===========

Weighted average shares outstanding - basic and diluted      1,710,495         788,360
                                                           ===========     ===========


    The accompanying notes are an integral part of these financial statements

                         TECHNOL FUEL CONDITIONERS, INC.
                         d/b/a ALLIED SYNDICATIONS, INC.
                            STATEMENTS OF CASH FLOWS
                     For the nine months ended September 30,

                                                           2005            2004
                                                       -----------     -----------
                                                       (Unaudited)
Cash Flows from Operating Activities:
Net income (loss)                                      $  (863,426)    $  (408,454)
Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
Benefit from income taxes                                 (575,619)             --
Changes in operating assets and liabilities:
 Notes receivable                                          (17,024)        (40,403)
 Other assets                                             (131,425)       (385,500)
 Accounts payable and accrued expenses                     (23,231)         46,113
                                                       -----------     -----------

Net cash provided by (used in) operating activities     (1,610,725)       (788,244)
                                                       -----------     -----------

Cash Flows from Investing Activities:
Purchases of property and equipment                       (128,634)       (121,117)
Purchases of marketable securities                              --              --
                                                       -----------     -----------

Net cash used in investing activities                     (128,634)       (121,117)
                                                       -----------     -----------

Cash Flows from Financing Activities:
  Procceds from sales of common stock                    1,346,592       1,617,902
  Capital acquisition costs                                     --              --
                                                       -----------     -----------

Net cash provided by financing activities                1,346,592       1,617,902
                                                       -----------     -----------

Net increase in cash and cash equivalents                 (392,767)        708,541

Cash and cash equivalents, beginning of year             1,054,468          60,595
                                                       -----------     -----------

Cash and cash equivalents, end of year                 $   661,701     $   769,136
                                                       ===========     ===========


    The accompanying notes are an integral part of these financial statements

                         TECHNOL FUEL CONDITIONERS, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The accompanying financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. These financial statements should be read in conjunction with the Company's financial statements for the years ended December 31, 2004 and 2003 and notes thereto contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004 as filed with the SEC . The results of operations for the nine months ended September 30, 2005 are not necessarily indicative of the results for the full fiscal year ending December 31, 2005.

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES

Organization - Technol Fuel Conditioners, Inc. (Technol) was incorporated in Colorado as Interactive Golf Marketing, Inc. on March 6, 1998. Through a share exchange, the Company acquired Technol Fuel Conditioners, Inc. of New Jersey (Technol N.J.) Pursuant to an Agreement and Plan of Acquisition dated April 10, 2005 (Acquisition Agreement), between the Company and Allied Syndications, Inc. (Allied), the majority ownership of Allied was acquired through an exchange of shares. Upon completion of this transaction, the assets and all related debt of Technol NJ were sold to former management. The Company was released from all obligations and claims related to these assets. Allied is a partially owned subsidiary of the Company, and the Company intends to complete the acqusition of the balance of the Allied shares, subsequent to a shareholders meeting of the Company. Technol Fuel Conditioners, Inc. proposes to change its name to Allied Energy Group, Inc. among other things at the shareholders meeting.

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

Basis of Accounting - The Company follows the successful efforts method of accounting for its oil and gas activities. Accordingly, property acquisition costs, development costs and the cost of support equipment and facilities are capitalized

Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as certain financial statement disclosures. While management believes that the estimates and assumptions used in the preparation of the financial statements are appropriate, actual results could differ from these estimates.

Accounting Treatment for Costs Incurred - The Company follows the successful efforts method of accounting for its oil and gas activities. Accordingly, property acquisition costs, development costs and the cost of support equipment and facilities are capitalized. Drilling costs for exploratory wells are also capitalized pending determination of proved reserves but must be charged to expense if no proved reserves are found within one year after completion of drilling. The Company has not found proved reserves for all exploratory wells drilled during the years presented in the financial statements within one year after completion of drilling and therefore has expensed any explanatory drilling costs for those wells. Other exploration costs, including geological and geophysical expenses, leasehold expiration costs and delay rentals, are charged to expense as incurred.

Revenue Recognition - The Company recognizes revenue on drilling contracts when Allied has the contractual right to receive the revenue.

Cash and cash equivalents - Highly liquid investments with original maturities of three months or less are considered cash equivalents.

Investments - Investments include marketable securities, which are classified as trading securities in accordance with the provisions of Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments and Equity Securities" (SFAS 115). The fair value of these securities is determined by currently available market prices. Unrealized losses on trading securities are reported in investment expense.

Property and equipment, net - Property and equipment are recorded at cost, net of accumulated depreciation. Depreciation is recorded using the amounts recognized for federal income tax purposes.

Concentration of credit risk - Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash investments. Allied maintains cash balances with two banks whose balances insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. The balance at the financial institutions over the FDIC insured limit is approximately $630,000 and $950,000 at September 30, 2005 and 2004.

Impairment of Long Lived Assets and Long Lived Assets to be Disposed Of - In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144 "Accounting for the Impairment of Disposal of Long-Lived Assets" which supersedes both SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and the accounting and reporting provisions of Accounting Practice Bulletin ("APB") Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposals of a Segment of a Business and Extraordinary, Unusual, Infrequently Occurring Events and Transactions," for the disposals of a segment of a business (as previously defined in that opinion).

Impairment losses will be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. No impairment losses have been recorded since inception.

Advertising costs - Advertising costs are charged to expense during the period in which they are incurred. Advertising expenses for the nine months ended September 30, 2005 and 2004 approximated $60,000 and $76,000, respectively.

Income Taxes - The Company uses the assets and liability method of accounting for income taxes as required by Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes. SFAS No. 19 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of certain assets and liabilities. Deferred income taxes are measured by the current enacted tax rates. Deferred tax expense (benefit) is the result of changes in the deferred tax assets and liability. Valuation allowances are used to reduce deferred tax assets to the amount considered likely to be realized.

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

NOTE 3 - INCOME TAXES

The provision (benefit) for income taxes from continued operations for the nine months ended September 30, 2005 and 2004 are as follows:


                                                        2005            2004
                                                    -----------     -----------
        Current:
            Federal                                 $(1,419,847)    $  (163,381)
            State                                            --              --
                                                    -----------     -----------
                                                     (1,419,847)       (163,381)
        Benefit from increase in
                 valuation allowance                         --              --

        Benefits of operating loss carryforwards        575,618         163,381
                                                    -----------     -----------
        Provision (benefit) from income taxes       $  (844,229)    $        --
                                                    ===========     ===========


Deferred income taxes result from temporary differences in the recognition of income and expenses for financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax assets and liabilities result principally from the following:

                                                      2005            2004
                                                  -----------     ------------
        Net operating loss-carryforwards
           expiring after the year 2023           $ 2,610,572     $  1,579,979
        Depreciation and amortization                      --               --
        Other                                              --               --
                                                  -----------     ------------
                 Deferred income tax asset        $ 2,610,572     $  1,579,979

The net deferred tax assets and liabilities, net of the 40% tax effect, are comprised of the following:

                                                      2005             2004
                                                  -----------     ------------
        Deferred tax assets
                 Current                                   --               --
                 Non-current                      $ 1,044,229     $    631.992

        Less valuation allowance                     (200,000)        (631.992)
                                                  -----------     ------------
                 Net deferred income tax asset    $   844,229     $         --
                                                  ===========     ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR  PLAN OF OPERATION

  As used herein, we may use words such as "Technol Fuel Conditioners, Inc.," "Company," "us" or "we." When we use those terms, unless the context otherwise requires, we mean Technol Fuel Conditioners, Inc, a Colorado corporation, on a consolidated basis.

BACKGROUND

         Technol Fuel Conditioners, Inc., a New Jersey based corporation incorporated in Colorado, was established in 1965 to manufacture, package, market and distribute unique and technologically superior lubricants, fuel improvers, surfactants and detergents to aid in the fight against environmental pollution.

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

        While the transaction was entered into on April 10, 2005, it did not become effective until June 30, 2005 - the date at which the filings of the Articles of Share Acquisition was made in Colorado and Texas. Following the close of the Acquisition, we completed a divestiture of Technol Fuel Conditioners, Inc., a New Jersey corporation ("Technol-New Jersey). The divestiture was structured so that all of the assets and liabilities of Technol-New Jersey were assumed by the purchasers of Technol-New Jersey with the result that we would not hold any remaining material assets of Technol-New Jersey or have material debts or liabilities arising out of that business. The divestiture was undertaken after a review by our Board of Directors and also included assessments completed to assist the Board in making appropriate determinations.

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

ITEM 2.  MANAGEMENT DISCUSSION AND ANALYSIS

FIRST NINE MONTHS OF 2005 ENDING SEPTEMBER 30, 2005 VERSUS FIRST NINE MONTHS OF 2004 ENDING SEPTEMBER 30, 2004

During the first nine months of 2005 ending September 30, 2005 (the "First Nine Months 2005"), we had Revenues of $1,976,671 compared to Revenues of $3,106,690 for the first nine months of 2004 ending September 30, 2004 (the "First Nine Months 2004"). The decrease of $1,130,019 in Revenues during the First Nine Months of 2005 represented a decrease of about 36% and reflected the reduced operating environment we experienced in the First Nine Months 2005 compared to the year earlier period.

The decrease in Revenues was also accompanied by an increase in Cost of Sales as Cost of Sales during the First Nine Months 2005 increased to $2,105,386 which resulted in a negative Gross Margin of about 6.51% as we recorded a negative Gross Margin of ($128,715) during this period. That compares to the First Nine Months 2004 when we incurred Cost of Sales of $1,956,176 which resulted in a Gross Margin of about 37% as we recorded a Gross Margin of $1,150,514. The decline in Gross Margin from the First Nine Months 2004 to the First Nine Months 2005 was due primarily to changes in our product mix from 2004 to 2005 together with increasing pricing pressures.

Along with the deterioration in our Gross Margin in the First Nine Months of 2005, our Selling, general, and administrative expenses increased to $1,310,330 during the First Nine Months 2005 as these expenses decreased by nearly 16% over the $1,558,968 in Selling, general, and administrative expenses incurred during the First Nine Months of 2004. We also booked a loss of $1,439,045 as a loss from operations during that period. By comparison, we had a loss from operations of $408,454 during the First Nine Months of 2004.

As a result, we incurred a Net Loss of $863,426 during the First Nine Months of 2005 compared to a Net Loss of $408,454 during the First Nine Months 2004. Our Basic and diluted Loss Per Share was ($0.50) during the First Nine Months of 2005 compared to a Loss Per Share of $.52 during the First Nine Months of 2004. We had 1,710,495 weighted average shares outstanding (basic and diluted) during the First Nine Months of 2005 compared to a weighted average of 788,360 shares outstanding (basic and diluted).

THREE MONTHS ENDING SEPTEMBER 30, 2005 VERSUS THREE MONTHS ENDING SEPTEMBER 30, 2004

For the three months ending September 30, 2005 (the "Third Quarter 2005"), we recorded Revenues of $966,968 compared to Revenues of $1,626,666 recorded during the three months ending September 30, 2004 (the "Third Quarter 2004").

Our Cost of Sales for the Third Quarter 2005 was $566,416 which resulted in a Gross Margin of $400,552 or about 41% during that period. This compares to a Cost of Sales of $783,793 incurred during the Third Quarter 2004 which resulted in a Gross Margin of $842,873 or about 52% during the Third Quarter 2004. The decrease in our Gross Margin from Third Quarter 2004 to Third Quarter 2005 was largely due to changes in our product mix as we sold lower margin products during the Third Quarter 2005 compared to the Third Quarter 2004 and we also had more pricing pressures during the Third Quarter 2005 as well.

With a lower Gross Margin, we also incurred greater Selling, general, and administrative expenses during the Third Quarter 2005 as these expenses were $489,499 compared to only $258,287 in Selling general and administrative expenses recorded during the Third Quarter 2004. The increase of over 89% from the amount of Selling, general and administrative expenses recorded in the Third Quarter 2004 to the 2005 period resulted primarily from increased management salaries, legal and accounting fees, marketing expenses, and related costs that we incurred. The Third Quarter 2005 was also the first full quarter that reflected our acquisition of a controlling interest in Allied Syndications, Inc.

Our Loss from Operations for the Third Quarter 2005 was $88,947 compared to Income from Operations of $584,586 incurred during the Third Quarter 2004. As a result our Net Loss was $53,368 during the Third Quarter 2005 which resulted in a Basic and diluted loss per common share of ($0.03) during that period. This compares to a Net Income of $549,820 incurred during the Third Quarter 2004 which resulted in a Basic and diluted income per common share of $0.70. We had a weighted average of 1,710,195 shares outstanding (basic and diluted) during the Third Quarter 2005 compared to a weighted average of 788,360 shares outstanding (basic and diluted) during the Third Quarter 2004.

CAPITAL RESOURCES AND LIQUIDITY

We completed our acquisition of a majority interest in Allied Syndications, Inc. on June 30, 2005. The acquisition was negotiated and, following this transaction, we divested our interest in our subsidiary, Technol Fuel Conditioners, Inc., a New Jersey corporation. As a result, our operations and assets are primarily those of Allied Syndications, Inc.

With the closing of the acquisition of a majority interest in Allied Syndications, Inc., we anticipate that we will continue to focus our business on the strategies and plans adopted by Allied Syndications, Inc. In that respect and given the losses incurred by us on a consolidated basis, we are looking to obtain additional financing that will serve to enhance our overall level of liquidity. We have had some discussions with sources of financing which, given the acquisition of a controlling interest in Allied, may hold more potential than any discussions we could have had before the closing of the transaction with Allied. However, we have not received any commitments from any underwriter, broker-dealer, or other financing sources that would give us definitive assurance that additional capital will be available to us or, if it is available, that it will become available on reasonable terms in light of our current circumstances. As a result, we cannot assure you that our purchase of Allied Syndications, Inc. will be successful, that we will become profitable in the future or that we can successfully reduce our losses and gain the necessary liquidity which will allow us to strengthen our financial condition.

There can be no assurance that the Company will receive any financing or funding from any source or if any financing should be obtained, that existing shareholders will not incur substantial, immediate, and permanent dilution of their existing investment.

ITEM 2A.  FACTORS THAT MAY AFFECT FUTURE RESULTS

Our business organization and existing debt and obligations on our balance sheet all involve elements of substantial risk. In many instances, these risks arise from factors over which we will have little or no control. Some adverse events may be more likely than others and the consequence of some adverse events may be greater than others. No attempt has been made to rank risks in the order of their likelihood or potential harm. In addition to those general risks enumerated elsewhere, any purchaser of our Common Stock should also consider the following factors. In this context, these risks arise from factors over which we will have little or no control. Some adverse events may be more likely than others and the consequence of some adverse events may be greater than others. No attempt has been made to rank risks in the order of their likelihood or potential harm. In addition to those general risks enumerated elsewhere, any purchaser of our Common Stock should also consider the following factors.

1. CONTINUED OPERATING LOSSES. We incurred significant losses during the twelve months ending December 31, 2004. Additionally, we continued to incur further losses during the first nine months of 2005 and we have no certain prospect of achieving profitability or positive cash flow. The size and magnitude of these losses and our limited ability to fund these losses adds more risk. We cannot assure you that our operations will be successful or that we will be profitable in the future.

2. LIMITED DUE DILIGENCE AND EVALUATION OF ALLIED SYNDICATIONS, INC. We completed the purchase of a controlling interest in Allied Syndications, Inc., a Bowling Green, Kentucky-based oil and gas company that we believe possesses managerial and technical expertise to implement its business plan. We anticipate undertaking the second step of a "two step" acquisition strategy in that we plan to acquire all of the remaining common stock of Allied from the other stockholders of Allied as soon as practicable to achieve our goal of making Allied a wholly-owned subsidiary of the Company. The timing of this second step has not yet been established. The acquisition of the controlling interest in Allied was undertaken on the basis of our limited financial resources and the limited assessments and evaluations that were conducted by our officers and directors together with certain legal and accounting advisors that we retained. We also considered other opportunities and the merits and risks of other potential acquisitions. While we believe that we have an understanding of the business, management, financial condition, and future prospects of Allied, we cannot assure you that our due diligence was exhaustive, that we will not later discover currently unknown contingent liabilities asserted against Allied, that we will not later discover other problems or difficulties at Allied that we did not fully appreciate prior to the date at which we acquired the controlling interest at Allied. In the event of any later discovery of any such problems or difficulties, we cannot predict the magnitude or extent of any financial costs that we may incur. For these reasons, we will continue to face uncertainties in the months and years ahead.

3. NEW BUSINESS, NEW MANAGEMENT, & UNCERTAINTIES. With the closing of the acquisition of a controlling interest in Allied Syndications, Inc., we face all of the uncertainties associated with the purchase of a new business and undertaking a new business venture. We may face significant additional costs and expenses in completing our efforts to acquire all of the remaining common stock of Allied to implement our goal of making Allied a wholly-owned subsidiary and we cannot assure you that we will be successful in these efforts. Further, bringing aboard Allied's management team, integrating Allied's affairs and systems with ours may also create difficulties and problems. As a result, we may face additional costs and expenses far beyond those that we anticipated when we negotiated the acquisition of the controlling interest in Allied.

4. SMALL COMPANY, LIMITED WORKING CAPITAL, LIMITED FINANCIAL RESOURCES, & NEED FOR ADDITIONAL FINANCING. Even with our acquisition of the controlling interest in Allied, we remain a small company with limited equity, limited working capital, and limited financial resources. If we are to grow, we will need to obtain significant additional equity or debt financing on reasonable terms. There can be no guarantee that we will be successful in obtaining any such financing or if it is obtained, that stockholders will not lose all of their investment. Further, given our small size and the comparatively greater managerial, financial, and marketing resources of our competitors, we face continuing competitive pressures which will likely continue to adversely impact our ability to remain as a viable business entity.

5. SUBORDINATE TO EXISTING AND FUTURE DEBT & AUTHORIZED BUT UNISSUED PREFERRED STOCK. All of the Common Stock is subordinate to the claims of the Company's existing and future creditors and any future holders of the Company's preferred stock. The Company is authorized to issue shares of the Company's preferred stock.

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

ITEM 2. CHANGES IN SECURITIES

During the quarter ended September 30, 2005, there were no changes in securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

During the quarter ended September 30, 2005 there were no defaults upon senior securities.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended September 30, 2005, there were no matters submitted to a vote of the Company's shareholders.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)       Exhibits


Exhibit No.     Description
----------      -------------------------------------------------------------
  31.1          Certification
  31.2          Certification
  32.1          Certification
  32.2          Certification

b)       Reports

No other Reports were filed by the Company during the three months ending September 30, 2005.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                 TECHNOL FUEL CONDITIONERS, INC.

                                                 By: /s/ C. Shane Polson
                                                     --------------------------
                                                         C. Shane Polson
                                                         President

DATE: May 5, 2006