Form 10-K
period 2025-12-31
Allied Energy, Inc.
filed 2026-04-15
CIK 1109262

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2025

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission file number: 000-30053

Allied Energy, Inc.
(Exact name of registrant as specified in its charter)

Florida	22-3084979
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

104-360 College Street Suite #251

Toronto, ONT M5T 1S6

Canada

(Address of principal executive offices) (Zip Code)

(888) 458-2454

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, Par Value $0.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☒ Yes ☐ No

As of June 30, 2025 (last business day of the registrant’s most recently completed second fiscal quarter), based upon the last reported trade on that date $0.0164, the aggregate market value of the voting and non-voting common equity held by non-affiliates (for this purpose, all outstanding and issued common stock minus stock held by the officers, directors and known non-affiliate holders of 10% or more of the Company’s common stock) was $267,279,445.60.

The number of shares of the registrant's common stock outstanding on April 15, 2026 was 20,194,429,021.

Allied Energy, Inc.

ANNUAL REPORT ON FORM 10-K

i

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

Use of Certain Defined Terms

Except as otherwise indicated by the context, references in this report to “Allied Energy, Inc.”, “we,” “us,” “our,” “our Company”.

Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “anticipate,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

We cannot predict all of the risks and uncertainties. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved, and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. These forward-looking statements are found at various places throughout this Annual Report on Form 10-K and include information concerning possible or assumed future results of our operations, including statements about potential acquisition or merger targets; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future acquisitions, future cash needs, future operations, business plans and future financial results, and any other statements that are not historical facts.

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of the Annual Report on Form 10-K. All subsequent written and oral forward-looking statements concerning other matters addressed in this Annual Report on Form 10-K and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Annual Report on Form 10-K.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

ii

PART I

ITEM 1. BUSINESS

Allied Energy, Inc. (“Allied Energy”, the “Company,” “us” or “we”) through its subsidiaries, operates an AI driven social commerce platform that facilitates monetization between social media creators and brands. The platform enables creators to share and sell products they endorse, while offering brands access to an extensive network of creators to promote and distribute their products.

Allied Energy, Inc. (OTC: AGGI) is an investment holding company headquartered in Toronto, Canada. Focused on identifying and nurturing high-potential technology-enabled businesses across various sectors, Allied Energy aims to create long-term value for its shareholders through strategic acquisitions and partnerships. The Company has one direct subsidiary Metamexx Corp. and one indirect wholly owned subsidiary, BILI, Inc. (“BILI”).

BILI is an indirect subsidiary of Allied Energy, Inc. BILI, BecauseILoveIt.com, is an emerging AI powered social commerce platform that empowers individuals to monetize their social media content by connecting creators with brands, enabling them to create personalized online stores and participate in brand campaigns by leveraging their social media presence. Through BILI Boost™, the platform also facilitates dynamic collaborations between creators and brands, allowing creators to craft unique branded content and earn compensation for their creativity. BILI’s innovative approach ensures that creators can turn their passion into profit, while brands benefit from authentic, impactful partnerships. As of March of 2026, BILI has 46,966 engaged users/creators, and 2,529 engaged brand contacts. The term “engaged,” includes, but is not limited to BILI platform registered profiles, BILI platform users, BILI clients, BILI active customer relationship (CRM) contacts including email, social media, etc.

Current Products and Services.

To achieve BILI’s mission of effectively and efficiently connecting brands and social media creators, BILI offers the services outlined below.

BILI Base™

BILI Base™ available at https://BILI.Social is the AI powered social commerce platform where we enable creators to sell products, where each creator effectively becomes a retailer. This concept is modelled off established practices in Asia where creator driven commerce is common. In North America, X (formerly Twitter), recently announced a partnership with VISA to enable FIAT wallets inside the platform which we believe will enable payments between creators and shoppers. We expect this to be copied by other social media platforms, reducing the barriers between social commerce. BILI Base™’s AI powered social commerce platform is designed to harness this change.

We secure distribution deals with brands and manufacturers to sell products through the BILI Base ™ platform. For each transaction conducted on our platform, we typically retain an approximate 10% net margin after deducting all direct and variable costs associated with the transaction. In addition, content creators and partners participating on our platform earn commissions ranging from 10% to 30% of the transaction value. We believe this pricing model is cost effective when compared to traditional retail pricing, where brands have to pay retailers approximately 50-60% of the purchase price, our model may allow brands to retain a larger portion of each sale.

BILI Boost™

There are an estimated 10+ million creators in North America, (and many more worldwide) and we believe we have data on every one of them. Most Fortune 500 brands aren’t interested in the estimated 10 million influences. They are interested in the 100, 10 or 1 that fit their campaign perfectly. Our AI enabled search engine, and filtering allows for rapid identification of suitable creators to help brands promote and sell their products. Our ‘white glove’ process identifies these creators, benchmarks pricing, engagement and reach metrics, and then enables seamless contracting to have these creators develop and share brand content.

We structure all BILI Boost™ engagements with our unique proprietary guaranteed results process called the BILI Benchmark whereby clients receive a guaranteed number of views against their target audience. We track views as measured by social media platforms such as Instagram and Tik Tok. We use several inputs to guarantee the BILI Benchmark including but not limited to:

•	Creator auditing with 150+ points of data to select optimal creators.
•	Cost benchmarking to negotiate pricing.
•	Rigorous content creation processes and best practices.
•	Real-time automated monitoring of live content performance and optimization across creators, content, platforms and posts to optimize results.
•	Paid amplification of creator posts targeted towards a brand’s agreed target audience.

We believe that this unique structure will help secure new brand partnerships and scale business growth.

We earn a fixed service fee for sourcing creators and for managing the content creation paid amplification.

BILI Boost™ AI-Enabled Automated Content and Campaign Service

Building on the Company’s prior investments in artificial intelligence, we have developed and launched an AI-enabled service designed to streamline and automate digital marketing campaign execution. Through this service, clients submit their campaign requirements and objectives through an online interface. The Company’s platform then utilizes AI technologies to identify and evaluate suitable creators from its network based on defined criteria, including profile characteristics, audience alignment, and historical performance metrics.

Following the selection process, the platform generates digital content, including short-form video reels, using AI-based tools and creator avatars. These materials are designed to align with client objectives and platform-specific formats. The service also incorporates automated publishing capabilities, enabling content to be distributed across relevant social media channels in accordance with campaign parameters.

This end-to-end, AI-driven workflow has been deployed in commercial operations and has contributed to the Company’s revenue. The Company continues to refine its AI processes to enhance content quality and improve personalization, including tailoring outputs to better reflect individual creator characteristics and audience engagement patterns.

BILI Boost+™

BILI Boost+™ is the enhanced version of BILI Boost™ that includes all core features while adding advance targeting capabilities, including targeting based on prior consumer purchase behavior. For example, a brand may amplify content towards users who have purchased a competitive product within a defined period. BILI Boost +™ services are typically offered at a premium of approximately 15-35% over BILI Boost™ pricing.

BILI Academy

As part of our services, we provide training to creators during onboarding to improve the efficiency and effectiveness of their engagement with brands and their audiences.

Connecting Asia and North America

Many Asian manufacturers are actively looking to expand sales internationally, including into North America. We believe that our data on a large number of creators, plus ongoing engagement with creators, may provide a compelling audience for these manufacturers.

We have begun working with international clients, including manufactures and brands based in Asia, on creator marketing programs targeting North American markets, which may include the use of our AI enabled campaign tools and services, and may pursue similar opportunities in other international markets.

As such, our Asia team is actively promoting and selling to these manufacturers access to BILI Base™, BILI Boost™ and BILI Boost+™ services. We believe that the pursuit of a mutually satisfactory business relationship with Asian manufactures represents a strategic benefit and significant opportunity to scale our business.

Sports and Entertainment

We will provide brands with direct access to thousands of amateur, pro and retired athletes, which we believe is more than almost any competitor in North America has to offer. We have established this network through industry leading partnerships such as our “Exclusive Social Commerce” Partnership with the NHL (National Hockey League) Alumni Association and the “Exclusive Social Commerce Partnership” with the CFL (Canadian Football League) Union. These exclusive partnerships enable us to provide athlete driven BILI Boost™, BILI Boost+™ and BILI Base™ offerings to brands that we believe many competitors are unable to match. We aim to expand these partnerships to other sports including but not limited to basketball, soccer, baseball and the lucrative and expanding eSports segments.

Properties & Equipment

The Company operates with a flexible and asset-light workplace model that does not require significant office space. A substantial portion of the Company’s workforce operates remotely on a regular basis under a work-from-home arrangement, which management believes supports operational efficiency and scalability.

The Company maintains dedicated office spaces in midtown Toronto, Ontario and New Jersey, as well as access to meeting facilities in downtown Toronto and New York, which are utilized for administrative functions, collaboration, and client meetings as needed. Additionally, the Company currently has assets that consist of solely intellectual property, know-how, and previously developed and cultivated relationships that we believe will facilitate our plan of operations as we move forward.

Paths to Revenue

The Company has identified various avenues to generate revenue, capitalizing on our platform, and the social commerce and creator marketing industry.

We generate revenues by both earning a fixed service fee for sourcing creators and for managing the content creation paid amplification through our BILI Boost™, BILI Boost™ AI-Enabled, and BILI Boost+™ products, and via transaction-based fees and commissions from sales generated through our BILI Base™ platform.

Target Market in the US and Select International Markets

The Company targets brands and creators across North America and has begun working with international clients, including manufacturers and brands based in Asia, on campaigns directed towards North American audiences.

Target Market	Description

Enterprise Brands	Fortune 500+ brands with marketing budgets ranging from $50-500 Million allocated to social media, creator marketing, PR, and related channels. Brands looking to drive awareness are suitable for BILI Boost™ services. Brands looking to drive sales are suitable for BILI Base™.

Small and Medium Brands	Businesses with marketing budgets ranging from $2-50 Million allocated to social media, creator marketing, PR, and related channels. Brands looking to drive awareness are suitable for BILI Boost™ services, while those seeking to drive sales are suitable for BILI Base™.

Commerce Creators	Creators with content focused on selling products and services. Sometimes referred to as ‘Affiliate,’ these creators develop content designed to promote specific products with the intent of generating sales, typically through direct link or personalized storefronts through BILI Base™ and benefit from BILI’s AI tools for matching creators with brands and supporting content development.

Content Creators	Creators who develop content focused on promoting products and services to drive awareness. These creators are suitable for BILI Boost™ and BILI’s AI tools for content development. In certain cases, BILI may apply paid amplification to increase reach and campaign effectiveness.

Industry Overview & Competitive Landscape

The social commerce and creator marketing landscape is undergoing a dramatic transformation, fueled by shifting consumer behaviors, platform consolidation, and the rise of AI. BILI operates at the intersection of content, commerce, and creator empowerment, positioning itself uniquely between traditional creator networks and next-generation social commerce platforms.

We face intense competition from platforms and agencies that span across creator discovery, campaign management, content development, and monetization infrastructure. Many of our competitors are significantly better capitalized and more established, giving them structural advantages in scale, brand recognition, and market access.

At the same time, the continued growth of social commerce, increasing demand for performance-based marketing, and the expansion of creator driven sales channels may present opportunities for platforms that integrate commerce, marketing and data driven tools.

Competitive Landscape

Direct Competitors

BILI competes with both platforms and creator marketing agencies across multiple categories:

•	Creator Marketing Platforms

o	CreatorIQ: Enterprise-grade platform offering creator relationship management, robust analytics, and third-party integrations.

o	Upfluence, Modash, Traackr, IZEA: Specialize in creator discovery and campaign workflows, with varying levels of analytics, content collaboration, and commerce integration.

•	Agencies & Hybrid Models

o	The Goat Agency, Viral Nation: Provide creator marketing as a managed service, often at scale. Goat’s acquisition by WPP gives it access to large agency clients.

o	Acceleration Partners (AP): A global leader in performance-based partnerships, AP blends affiliate and creator marketing strategies for e-commerce brands.

•	Creator Commerce Platforms

o	LTK (LikeToKnowIt): Offers creators their own storefronts and performance analytics. Its platform-native commerce focus is key for fashion, lifestyle, and beauty sectors.

o	Bazaarvoice: A user generated content (UGC) platform with creator campaign integration and e-commerce syndication features.

o	Brands Meet Creators: A growing player offering campaign tracking, a discovery network, and a revenue-share model based on campaign value.

o	Yotpo: Though best known for reviews and loyalty, Yotpo now integrates social content and commerce features, including SMS and referral campaigns.

•	Freelance Marketplaces

o	Fiverr, Upwork: Provide scalable, low-cost content production and creator access. These platforms compete indirectly with BILI for long-tail creator collaboration.

Market Trends

According to market data, forecasts and external research gathered by the Company, we believe that there are currently several key trends that define the current and future state of our industry:

1.       AI-Powered Personalization

Platforms like LTK, Yotpo, and Bazaarvoice are increasingly leveraging AI for creator matchmaking, return on investment prediction, and content optimization. AI also powers virtual creator and synthetic media.

2.       Commerce-Driven Content

Creators are increasingly acting as direct commerce channels in addition to content creators. Brands are investing in shoppable video, augmented reality-powered try-ons, affiliate integrations, and trackable creator links to drive measurable conversions.

3.       Rise of the Professional Creator

Creators are evolving into entrepreneurs by offering services like coaching, launching their own brands, and monetizing via multiple streams (e.g., equity deals, direct-to-fan tools).

4.       Platform Consolidation & Vertical Specialization

There is a trend toward consolidation and specialization: Goat was acquired by WPP, and smaller players are focusing on verticals like fitness, fashion, or sustainability. This creates opportunities for purpose-built platforms like BILI to grow.

5.       Community-Led Discovery & Social SEO

Platforms like TikTok, Pinterest, and YouTube Shorts are becoming search engines. Creator generated content is driving product discovery, and brands are optimizing for “social search” over traditional SEO.

Strengths & Opportunities for BILI

•	Global Recognition: BILI recently received 3 awards at the global BOLD awards in Lisbon, Portugal recognizing excellence in tech, design, impact and creativity. This established BILI as a leader amongst global peers.

•	International Expansion: BILI has begun working with international clients, including manufacturers and brands in Asia, on creator marketing campaigns targeting North American audiences, which we believe support the scalability of our platform.

•	Vertical Focus: Few competitors have verticalized creator matching. BILI’s specialization in categories like wellness, fashion, fitness, or social impact could differentiate it meaningfully.

•	Democratization of Tools: By offering accessible creator onboarding, reporting dashboards, and performance tools for both creators and brands, BILI can position itself as an enabler for mid-tier and emerging creators.

•	AI Integration: BILI has integrated AI into its platform and campaign processes, including content development and creator matching and continues to explore additional AI driven tools for creator scoring, content optimization and campaign performance.

•	Social Commerce Partnerships: BILI can create integrations with e-commerce platforms (e.g., Shopify, WooCommerce) or affiliate platforms to drive conversion-oriented campaigns.

•	Education as Differentiator: Programs like the BILI Academy can upskill creators while reinforcing brand trust. This component is rarely emphasized by larger players.

•	Brand Engagement: BILI has worked with a range of enterprise and consumer brands across multiple industries, supporting both awareness driven and commerce driven campaigns.

•	Strategic Partnerships: BILI has established partnerships with organizations such as the NHL Alumni Association and CFL Player’s Association, which support access to athlete creator and may enhance the Company’s ability to deliver targeted campaigns.

Weaknesses & Threats

•	Capital Disadvantage: Competitors like CreatorIQ, Viral Nation, and Bazaarvoice have raised substantial funding and built large enterprise sales teams.

•	Measurement Challenges: Like all participants in this space, BILI must address cross-platform return on investment attribution, fake follower filtering, and campaign effectiveness transparency.

•	Noise & Fragmentation: With so many platforms and creators, BILI will need to stand out with superior user experience or UX, clearer positioning, or a breakthrough partner campaign.

•	Audience Maturity: Consumers are savvier which can cause traditional macro-creator campaigns to underperform. Micro/nano creator require scalable tools, which many competitors are already building.

Proprietary Rights

Proprietary rights are crucial to our success and competitive position. We rely on intellectual property and trade secret laws, confidentiality procedures, and contractual provisions to evolve and secure our proprietary rights.

As of December 31, 2025, we owned 2 trademarks in Canada and have 3 pending, as well as 2 pending trademark applications in the U.S. As of December 31, 2025, we also own approximately 15 domain names related to our platform and our products and services.

The service agreements that we execute with our creators include intellectual property provisions whereby we acquire ownership rights to all content generated by creators with the right to use and post such content.

Employees

Currently, we employ 15 individuals (excluding officers, directors and key advisors):

Operations: 4 full time employees responsible for managing the day-to-day operations of the Company, including project coordination and logistics. These individuals dedicate an average of 40 hours per week.

Sales and Marketing: 5 full time employees focus on business development, client acquisition, and promoting the Company’s services. Their roles include outreach and engagement with potential partners and stakeholders. These employees spend approximately 40 hours per week in these efforts.

Finance: 1 full time employee who manages the Company’s financial operations, including accounting, financial planning, and compliance. This individual also works 40 hours per week.

Tech and Development: 5 full time employees manage the Company’s technical, web and commerce platform development.

Each employee contributes to the Company’s operational efficiency and growth.

In addition to the above, we outsource numerous tasks such as content development, to independent contractors on an as needed basis. Presently, we have approximately 5 individuals who perform work for us on an independent contractor basis.

In addition to the above, we rely on our officers, directors and key advisors.

None of our employees are expected to be subject to a collective bargaining agreement or represented by a trade or labor union. We consider our employee relations to be good.

We are committed to fostering a diverse and inclusive workplace and believe that a broad range of perspectives and experiences supports innovation and effective decision-making.

Corporate History

The Company was originally incorporated under the laws of the State of Colorado on March 6, 1998, under the name Technol Fuel Conditioners, Inc. On July 17, 2006, the Company filed a Certificate of Domestication with the Secretary of State of the State of Florida to file Articles of Incorporation with the State of Florida. The Company changed its name from Technol Fuel Conditioners, Inc. to Allied Energy Group, Inc. by filing Articles of Amendment to its Articles of Incorporation with the Florida Secretary of State on July 31, 2006. The Company changed its name from Allied Energy Group, Inc. to Allied Energy, Inc. by filing Articles of Amendment with the Florida Secretary of State on December 21, 2007. On February 9, 2012, the Company filed Articles of Amendment to its Articles of Incorporation to create a new series of shares of preferred stock, designated as Series A Preferred Stock. The Company changed its name from Allied Energy, Inc. to DCXGen Corp. by filing Articles of Amendment to its Articles of Incorporation with the Florida Secretary of State on March 2, 2021. The Company changed its name again from DCXGen Corp. to MetaSky Corp. by filing Articles of Amendment to its Articles of Incorporation with the Florida Secretary of State on May 9, 2022. On October 22, 2024, the Company filed Articles of Amendment to its Articles of Incorporation with the Florida Secretary of State to (i) change its name back to Allied Energy, Inc., (ii) terminate a reverse split that was never implemented, (iii) terminate the Series A Preferred Stock designation, and (iv) create a new series of shares of preferred stock, designated as Series B Preferred Stock.

BILI Inc. (“BILI”) was incorporated under the Canada Business Corporations Act on November 22, 2021.

On October 16, 2024, the Company entered into an Equity Exchange Agreement with Metamexx Corp (“Metamexx”), a wholly owned subsidiary of the Company, BILI, and the shareholders of BILI (the “Exchange Agreement”).

Pursuant to the Exchange Agreement, the Company, through Metamexx, acquired up to 100% of the issued and outstanding shares of BILI in exchange for newly issued shares of the Company’s Series B Preferred Stock, par value $0.001 per share (“Series B Preferred Stock”). The Company issued an aggregate of 117,318,448 shares of Series B Preferred Stock to the BILI shareholders as consideration pursuant to the Exchange Agreement in connection with the acquisition of BILI. During the three months ended March 31, 2025, the Company issued an aggregate of 17,597,767,200 shares of Common Stock for the conversion of 117,318,448 shares of Series B Preferred Stock.

Following the Exchange Agreement, the Company currently operates an AI powered social commerce platform designed to facilitate connections between social media creators and brands. The platform enables creators to share and sell products they love while providing brands access to a broad network of creators.

The Company currently operates through Metamexx, its wholly owned subsidiary and BILI, a wholly owned subsidiary of Metamexx.

The Company is in the development stage and faces all of the risks and uncertainties associated with a new and developing business. Our future is based on a business plan with no historical facts to support projections and assumptions. The Company’s operations are subject to all of the risks inherent in the establishment of a new business enterprise. The likelihood of our success must be considered in light of the problems, expenses, difficulties, complications, and delays frequently encountered in connection with the formation of an early-stage business. Our lack of a significant and relevant operating history makes it difficult to predict with certainty our future operating results.

Government Regulations

We are subject to foreign and domestic laws and regulations that affect companies conducting business on the Internet, many of which are still evolving and could be interpreted by regulators or the courts in ways that could adversely affect our business model. In the U.S. and abroad, laws relating to the liability of providers of online services for the activities of their users and other third parties are currently being tested by several claims. These regulations and laws may involve taxation, tariffs, privacy and data protection, consumer protection, content, copyrights, distribution, electronic contracts and other communications, and online payment services. In addition, governments may seek to censor content available on our platforms or attempt to block access to social media platforms. Accordingly, adverse legal or regulatory developments could substantially impact our business. The current presidential administration recently released its AI Action Plan, prioritizing building the country’s AI capabilities, including data centers and other support, while removing certain regulatory barriers. The AI Action Plan constitutes a strategic framework to advance the development and advancement of AI in the US. The plan involves policy recommendations and actions for government agencies to promote AI development, address national security concerns, and foster economic competitiveness through AI. It is impossible to determine the impact that the AI Action Plan might have in our business and industry, but we believe it might generate opportunities from reduced regulatory hurdles and expanded governmental support. There’s still uncertainty regarding the interaction between federal policies and existing state laws, and the potential for slower progress from interagency coordination. We will monitor advances in these regulations to guarantee compliance, but also to ensure that we take advantage of the opportunities that this new policy might present.

We are subject to various federal, state, and international laws and regulations governing privacy, information security, and data protection laws (“Privacy Laws”). Legislators and/or regulators in the countries in which we operate are increasingly adopting or revising Privacy Laws. All U.S. states have passed data breach notification laws, and others have adopted or expanded laws and regulations that address the security of personal information and the collection and use of personal information through websites. In particular, California passed a broad-reaching consumer privacy law in June 2018, which went into effect on January 1, 2020, called the California Consumer Privacy Act (“CCPA”). Virginia’s Consumer Data Protection Act (“CDPA”) came into effect on January 1, 2023, which is also when the California Privacy Rights and Enforcement Act of 2020 (“CPRA”) took effect, and new consumer privacy laws have been passed in 2024 in Florida, Montana, Oregon, and Texas; with new laws passed or expected to be passed in 2025 in Delaware, Iowa, Maryland, Minnesota, Nebraska, New Hampshire, New Jersey, and Tennessee. The U.S. Congress has previously expressed consideration of the implementation of a national Privacy Law. Outside the U.S., the European Union’s (“EU”) General Data Protection Regulation (“GDPR”), which became effective May 25, 2018, has an extra-territorial scope and substantial fines (up to 4% of global annual revenue or €20M, whichever is greater), and also in 2018, Brazil passed a law similar to GDPR. Other countries have passed or are considering similar laws, such as India’s Digital Personal Data Protection Act and China’s Personal Information Protection Law. Enforcement of Privacy Laws also has increased over the past few years. Accordingly, new, and revised Privacy Laws, together with stepped-up enforcement of existing Privacy Laws, could significantly affect our current and planned privacy, data protection, information security-related practices, our collection, use, sharing, retention, and safeguarding of consumer and/or employee information, and some of our current or planned business activities.

The U.S. Digital Millennium Copyright Act has provisions that limit but do not eliminate our liability for linking to third-party websites. These websites may contain materials that infringe on third parties’ copyrights or other intellectual property rights of third parties. We must comply with the statutory requirements of this act. Complying with these various laws could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business.

As an e-commerce service provider, we are subject to Section 5 of the Federal Trade Commission Act of 1914 (the “FTC Act”), which prohibits unfair or deceptive acts or practices, including advertising and marketing on the Internet. Many states have consumer protection laws similar to the FTC Act prohibiting unfair and deceptive business practices. In addition to those requirements, the marketers, creators, and agencies that use our platforms are subject to specific guidelines and regulations regarding online advertising, such as the Dot Com Disclosures - Information about Online Advertising, issued by the Federal Trade Commission (the “FTC”), the FTC’s Enforcement Policy Statement on Deceptively Formatted Advertisements, issued in 2015, and the FTC’s Guides Concerning the Use of Endorsements and Testimonials in Advertising (known as the Endorsement Guide) which were adopted in 2009, updated and reissued by the FTC in 2013, and further clarified in 2015 and 2024, and are regularly enforced. The Endorsement Guide, for example, significantly extends the scope of potential liability associated with the use of testimonials and endorsements, including injecting endorsement requirements into advertising methods such as blogging, posting on Instagram, tweeting, and other online postings of sponsored advertisements by a creator. In particular, the Endorsement Guide provides that creators must always clearly and conspicuously disclose the material connection between the creator and the marketer, such as if they received consideration for blogging or posting about a particular product, service, brand, or the like, whether the consideration comprises something tangible (i.e. cash, discounts, objects that are provided to them at no cost, even for testing purposes) or intangible (such as accolades and more prominent future blogging or posting opportunities). In addition, the creator must not make claims about the product or service they are discussing that go beyond what the marketer could say about it. The Endorsement Guide further provides that the marketer should ensure that creators speaking on its behalf are provided guidance and training to ensure their claims, statements, and representations are truthful, transparent, and adequately substantiated, and monitor the activities of creators speaking on its behalf. Suppose a creator, blogger, agency, or marketer should fail to comply with the Dot Com Disclosures, the Endorsement Guide, or any other FTC rule, regulation, or policy, which may be manifest by making deceptive, misleading, or unsubstantiated claims and representations, failing to disclose a sponsorship relationship or otherwise. In that case, the various parties related to the advertising campaign (including the service provider of the platform over which the campaign is managed) may be subject to liability due to such non-compliance. In the event it was found that we (or one of our marketer customers) failed to comply with the FTC Act or state consumer protection laws, it could result in the potential imposition of equitable redress or penalties that could include monetary damages, a modification of certain business practices, or an order to cease certain aspects of our operations. Other countries, such as Canada and EU member states, also have laws, regulations, and rules that mirror the FTC Endorsement Guide and similar consumer protection laws and guidance.

The service agreements that we execute with our creators include social media guidelines that emphasize the importance of following the FTC Endorsement Guide. We provide our creators with guidelines highlighting the importance of disclosing their business relationship with the brands they work with in the content they create. They may disclose this business relationship by using hashtags, text or by verbally communicating to their audience that their content or any product they are promoting or selling includes an ad, has been sponsored by, is in partnership with, has been paid for, has been sent to them or provided to them by a certain brand.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K.

ITEM 1C. CYBERSECURITY

We aim to deploy a cyber-risk management program which is intended to assist in assessing, identifying, and managing material risks from cybersecurity threats to our data and information systems. The Company currently manages its cybersecurity risk through a variety of practices that are applicable to all users of our information technology and information assets, including our officers and directors, contractors, and vendors. The Company uses a combination of technology and monitoring to promote security awareness and prevent security incidents, including network and passwords protocols, third party firewalls, and antivirus protections.

We rely on third-party cloud infrastructure provided by Amazon Web Services (“AWS”) to host our online shopping platform and related systems. Under AWS’s shared responsibility model, AWS is responsible for the security of the underlying cloud infrastructure, while we are responsible for securing our applications, data, and access controls within that environment.

We have implemented a cybersecurity program designed to identify, assess, and manage cybersecurity risks. This program includes:

•	Access Controls: Role-based access aligned with least privilege principles, with multi-factor authentication implemented for privileged accounts
•	Data Protection: Encryption of sensitive data in transit and at rest, where supported, and restrictions on access to customer data
•	System Monitoring and Logging: Continuous monitoring of system activity using tools available within AWS, including logging and alerting mechanisms to detect potential unauthorized access or anomalies
•	Incident Response: A defined process to identify, contain, investigate, and remediate cybersecurity incidents, including escalation procedures to management
•	Third-Party Risk Management: Evaluation of third-party service providers, including AWS, as part of our overall cybersecurity risk management approach

We periodically assess our systems for potential vulnerabilities and implement remediation measures as appropriate. Our cybersecurity program is integrated into our broader risk management processes and is overseen by management.

Management is responsible for cybersecurity oversight, including the evaluation of risks and the effectiveness of related controls. As our business evolves, we expect to continue enhancing our cybersecurity capabilities, processes, and governance structures. Our Board of Directors performs an annual review of our cybersecurity program, including management’s actions to identify and detect threats.

We rely on third-party providers, including AWS, for critical infrastructure and services. While we consider the security measures of these providers, their systems and controls are outside of our direct control and may expose us to additional risks.

We have not experienced any material cybersecurity incidents or identified any material cybersecurity threats that have affected or are reasonably likely to materially affect us, our business strategy, results of operations or financial condition.

Cybersecurity threats are continually evolving, and despite our efforts, we cannot guarantee that our systems will be fully protected from all potential vulnerabilities or incidents.

ITEM 2. PROPERTIES

The Company operates with a flexible and asset-light workplace model that does not require significant office space. A substantial portion of the Company’s workforce operates remotely on a regular basis under a work-from-home arrangement, which management believes supports operational efficiency and scalability.

The Company maintains dedicated office spaces in midtown Toronto, Ontario and New Jersey, as well as access to meeting facilities in downtown Toronto and New York, which are utilized for administrative functions, collaboration, and client meetings as needed.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)	Market Information.

Our common stock is currently quoted on the OTCID Basic Market under the symbol AGGI. There is limited liquidity in the public trading market for our common equity, and although our stock is quoted on OTC markets, the existence of limited or sporadic quotations should not of itself be deemed to constitute an established public trading market. Consequently, there is no established public trading market for our shares. For the periods indicated, the following table sets forth the high and low bid prices per share of common stock. The below prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

As of April 13, 2026, the closing price of our common stock as reported on the OTCID Basic Market was $0.006 per share.

	Price Range
Period	High ($)	Low ($)
Year ended December 31, 2024
First Quarter	$0.006	$0.0009
Second Quarter	$0.0064	$0.0015
Third Quarter	$0.0065	$0.0014
Fourth Quarter	$0.015	$0.002
Year Ended December 31, 2025
First Quarter	$0.0124	$0.0046
Second Quarter	$0.0285	$0.0077
Third Quarter	$0.0164	$0.0047
Fourth Quarter	$0.0119	$0.006

(b)	Holders.

As of December 31, 2025, there are approximately 513 holders of an aggregate of 20,194,429,021 shares of our Common Stock issued and outstanding.

(c)	Dividends.

The Company has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company’s business.

(d)	Securities authorized for issuance under equity compensation plans.

None.

ITEM 6. RESERVED

Not applicable to a “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. The following discussion and analysis should be read in conjunction with our audited consolidated financial statements and the accompanying notes thereto included in “Item 8. Financial Statements and Supplementary Data.” In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. See “Forward-Looking Statements.” Our results and the timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors.

Overview

Allied Energy, Inc. (“Allied,” the “Company,” “we,” or “us”) operates through its indirect wholly owned subsidiary Bili Inc. (“BILI”). BILI is wholly owned by Metamexx, the Company’s direct wholly owned subsidiary. On October 16, 2024, the Company completed a reverse acquisition transaction in which BILI became the accounting acquirer. Accordingly, the consolidated financial statements reflect the operations of BILI for all periods presented. The Company generates revenue primarily from transaction fees on product sales through BILI Base™ and fixed or premium service fees from managed creator campaigns offered through BILI Boost™, BILI Boost™ AI-Enabled and BILI Boost+™.

Results of Operations for the Years Ended December 31, 2025 and 2024

The following table sets forth key components of our results of operations for the years ended December 31, 2025 and 2024.

	Years Ended
	December 31,
	2025	2024	$ Changed	% Changed
Revenues, net	$1,916,320	$350,676	1,565,644	446.5%
Cost of sales	276,780	118,075	158,705	134.4%
Gross Margin	1,639,540	232,601	1,406,939	604.9%
Gross Margin %	85.6%	66.3%
Operating expenses:
Selling, general and administrative	572,121	698,043	(125,922)	-18.0%
Stock-based compensation	–	37,577	(37,577)	-100.0%
Total operating expenses	572,121	735,620	(163,499)	-22.2%
Total other (expenses) income	(8,131)	12,264	(20,395)	-166.3%
Income tax expenses (benefits)	–	4,526	(4,526)	-100.0%
Net income (loss)	$1,059,288	$(495,281)	1,554,569	-313.9%

Revenues and cost of sales

We recorded revenues of $1,916,320 for the year ended December 31, 2025, compared to $350,676 for the year ended December 31, 2024. Cost of sales increased from $118,075 in 2024 to $276,780 in 2025 as the Company revenues increased. The gross margin percentage increased from 66.3% for the year ended December 31, 2024 to 85.6% for the year ended December 31, 2025. Management attributes the improvement to greater adoption of the BILI Base™ platform and more managed campaigns under BILI Boost™ along with the introduction of BILI Boost™ AI-Enabled model.

Operating Expenses

We recorded other expense of $8,131 for the year ended December 31, 2025, compared to other income of $12,264 for the year ended December 31, 2024. The shift from other income to other expense was primarily attributable to the interest expense incurred on shareholder loan in 2025 as compared to interest income received from money market fund in 2024.

Other Income/Expenses

We recorded a net income of $1,059,288 for the year ended December 31, 2025, compared to a net loss of $495,281 for the year ended December 31, 2024. The shift from net loss to net income was primarily attributable to higher revenues generated, higher gross margin, and lower operating cost.

Net Income (Loss)

We recorded a net income of $1,059,288 for the year ended December 31, 2025, compared to a net loss of $495,281 for the year ended December 31, 2024. The shift from net loss to net income was primarily attributable to higher revenues generated, higher gross margin, and lower operating cost.

Liquidity and Capital Resources for the Years Ended December 31, 2025 and 2024

	December 31,	December 31,
	2025	2024	Change ($)
Current assets	$1,473,844	$340,316	$1,133,528
Current liabilities	462,856	431,775	31,081
Working capital (deficit)	$1,010,988	$(91,459)	$1,102,447

As of December 31, 2025, our cash and cash equivalents were $298,503. We believe that our existing cash and cash equivalents, along with cash generated from operations, will be adequate to meet our requirements for the next 12 months and for the foreseeable future, including working capital needs and capital expenditures, and debt obligations. However, in order to pursue future growth opportunities, we may seek additional funding through equity or debt financing. Our financing objective is to maintain financial flexibility to meet the technological infrastructure and personnel needs to support our platform, and pursue our expansion and diversification objectives.

As of December 31, 2025, we had total current assets of $1,473,844 and total current liabilities of $462,856, resulting in working capital of $1,010,988 as of December 31, 2025. This compares to total current assets of $340,316 and total current liabilities of $431,775, resulting in a working capital deficit of $91,459 as of December 31, 2024. The increase in working capital was primarily driven by a significant increase in accounts receivable resulting from revenue growth during the year.

	Years Ended
	December 31,
	2025	2024	$ Changed
Net cash provided by (used in) operating activities	$53,228	$(462,747)	515,975
Net cash used in investing activities	–	(128,710)	128,710
Net cash (used in) provided by financing activities	(60,949)	712,167	(773,116)

Net cash provided by operating activities was $53,228 for the year ended December 31, 2025, as compared with net cash used in operating activities of $462,747 for the year ended December 31, 2024. Our operating cash flow improved primarily due to achieving net profit for the year ended December 31, 2025 as compared to our net losses in 2024. Our accounts receivable increased $1,105,165 resulting from the revenues generated for the year ended December 31, 2025.

Net cash used in investing activities was $nil for the year ended December 31, 2025 as compared to $128,710 for the year ended December 31, 2024. The use of cash in investing activities for the year ended December 31, 2024 was primarily related to software development costs.

We recorded net cash used in financing activities of $60,949 for the year ended December 31, 2025, compared to net cash provided by financing activities of $712,167 for the year ended December 31, 2024. Cash outflows in 2025 consisted of net repayments of related party advances. Cash inflows in 2024 primarily consisted of net proceeds from subscription receivables related to the issuance of common stock, net proceeds from related party advances, and from the exercise of stock options by employees, shareholders, and consultants.

Critical Accounting Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with US GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses.

While our significant accounting policies are more fully described in Note 2 to our consolidated financial statements, we believe that the following accounting estimates are the most critical to fully understanding and evaluating our financial condition and results of operations. These estimates require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Income Taxes and Valuation Allowance

We use the asset and liability method to account for income taxes. A critical estimate within this process is the determination of whether a valuation allowance is required to reduce our deferred tax assets to the amount that is "more-likely-than-not" to be realized.

Assessing the realizability of deferred tax assets requires significant management judgment. We must project our future taxable income across different tax jurisdictions and assess the timing of when temporary differences will reverse. These projections rely on our internal business plans and macroeconomic conditions. If our actual future taxable income is lower than projected, or if market conditions deteriorate, we may be required to record a valuation allowance against our deferred tax assets, which would result in a corresponding non-cash charge to income tax expense in the period of determination.

Current Expected Credit Losses on Financial Instruments

The Company uses the Current Expected Credit Losses (CECL) model to estimate credit losses on financial assets measured at amortized cost, as well as certain off-balance sheet credit exposures. When similar risk characteristics exist, the Company assesses collectability and measure expected credit losses on a collective basis for a pool of assets, whereas if similar risk characteristics do not exist, the Company assesses collectability and measures expected credit losses on an individual asset basis.

Under the CECL model, the estimation of credit losses involves significant judgment and estimation uncertainty. Management exercises its judgment based on historical loss experience, the age of the accounts receivable, current economic conditions, and reasonable and supportable forecasts that may affect the customer’s ability to pay. Changes in these factors could have a material impact on the estimated credit losses.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to a “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The full text of the Company’s financial statements for the years ended December 31, 2025 and 2024, begins on page F-1 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

Changes in Independent Registered Public Accounting Firm

As reported on Form 8-K filed March 4, 2026, on March 3, 2026, the Company dismissed Victor Mokuolu, CPA PLLC (“VM CPA”) as the Company’s independent registered public accounting firm. The Company first notified VM CPA of its intent on February 24, 2026 and provided official dismissal notice on March 4, 2026 including a copy of the Form-8-K. The decision to change accountants was approved by the Company’s Board of Directors (“Board”) on March 3, 2026.

The Auditor’s reports on the Company’s consolidated financial statements for the fiscal years ended December 31, 2023 and 2024, did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles, except that the audit report of VM CPA on the Company’s financial statements for fiscal years 2023 and 2024 contained an explanatory paragraph which noted that there was substantial doubt about the Company’s ability to continue as a going concern.

During the fiscal years ended December 31, 2023 and 2024, and the subsequent interim period through March 3, 2026, (i) there were no disagreements, as defined in Item 304(a)(1)(iv) of Regulation S-K, between the Company and the Auditor on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the Auditor, would have caused the Auditor to make reference to the subject matter of such disagreements in connection with its reports on the Company’s financial statements for such years and interim period, and (ii) there were no reportable events, as defined in Item 304(a)(1)(v) of Regulation S-K.

The Company provided the Auditor with a copy of the foregoing disclosures and requested that the Auditor furnish a letter addressed to the Securities and Exchange Commission (SEC) stating whether it agrees with the statements made herein. A copy of the Auditor’s letter, dated March 4, 2026, was filed as Exhibit 16.1 to the Current Report on Form 8-K filed with the Commission on March 4, 2026.

Engagement of New Independent Registered Public Accounting Firm

On March 3, 2026, the Company, upon the Board’s approval, engaged J&S Associate PLT (the “New Auditor”) as its new independent registered public accounting firm for the fiscal year ending December 31, 2025.

During the Company’s two most recent fiscal years and the subsequent interim period through the date of this report, neither the Company nor anyone on its behalf consulted with the New Auditor regarding: (i) the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and no written report or oral advice was provided by the New Auditor that was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue; (ii) any matter that was the subject of a disagreement, as defined in Item 304(a)(1)(iv) of Regulation S-K; or (iii) any reportable event, as defined in Item 304(a)(1)(v) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES

 a) Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2025, our disclosure controls and procedures were not effective at the reasonable assurance level.

b) Management’s Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is a process designed by, or under the supervision of, our CEO and CFO, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (GAAP). Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and disposition of the assets of our company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP and that receipts and expenditures of our company are being made only in accordance with authorization of management and directors of our company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Our management assessed the effectiveness of our internal control over financial reporting at December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control–Integrated Framework (2013). Based on that assessment under those criteria, management has determined that, as of December 31, 2025, our internal control over financial reporting was not effective.

Our internal controls are not effective for the following reasons: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company’s Chief Financial Officer in connection with the review of our financial statements as of December 31, 2025 and communicated the matters to our management.

Management believes that the material weaknesses set forth in items (1), (2), (3) and (4) above did not have an effect on the Company’s financial results because the Company engaged external financial reporting consultants to assist management in the preparation and rigorous review of the period-end financial statements and disclosures. However, management believes that the lack of a functioning audit committee and lack of a majority of outside directors on the Company’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures can result in the Company’s determination to its financial statements for the future years.

We are committed to improving our financial organization. As part of this commitment, we intend to create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to the Company: i) Appointing one or more outside directors to our board of directors who shall be appointed to the audit committee of the Company resulting in a functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures; and ii) Preparing and implementing sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

Pursuant to Regulation S-K Item 308(b), this Annual Report on Form 10-K does not include an attestation report of our company’s registered public accounting firm regarding internal control over financial reporting.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. A control system, no matter how well designed and operated can provide only reasonable, but not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their cost.

c) Changes in Internal Control over Financial Reporting

During the year ended December 31, 2025, there were no other changes in our internal controls over financial reporting, which were identified in connection with our management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that materially affected, or is reasonably likely to have a material effect on our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

During the quarter ended December 31, 2025, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below is information regarding our directors and executive officers as of the date of this Annual Report. The Board is comprised of only one class. All of the directors will serve until the next annual meeting of shareholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Officers are elected by and serve at the discretion of the Board. To date we have not had an annual meeting. There are no family relationships between any of our directors or executive officers.

Name	Age	Position
Chiching Hung	57	Director
Adrian Capobianco	52	Chairman of the Board of Directors, Chief Executive Officer, Chief Financial Officer, and President
Taisia Levintsa	32	Vice President and Director
Timothy Chee Yau Lam	41	Secretary

None of the events listed in Item 401(f) of Regulation S-K has occurred during the past ten years and that is material to the evaluation of the ability or integrity of any of the Company’s directors, director nominees or executive officers.

The following is a brief biography of each of our executive officers and directors:

Chiching Hung:

Ms. Hung specializes in capital operation, asset management, business management, and project mergers and acquisitions. In 2003, she obtained her bachelor’s degree in business administration from James Cook University in Australia, and a Ph.D. in business administration (honoris causa) from the International American University in 2009. Ms. Hung has served as the chairman and chief executive officer of HCC Asset Management Company Limited, based in Hong Kong, China since 2008, as the chairman of the Hong Kong based Hung Chi Ching Charitable Foundation since 2008, as the chairman of Gold Lucky Group Holdings Limited in Hong Kong since 2012, and as the chairman of Shenzhen HCC Group Limited based in Shenzhen since 2021.

Adrian Capobianco:

Adrian is a business builder with global advertising, media and digital leadership experience. His career has focused on the intersection of business, technology and advertising and has spanned leadership roles in organizations ranging from start-up to some of the largest corporations and advertising agencies in the world.

With over 2 decades of experience as regional executive in companies such as Dentsu Inc. (TYO 4324), Publicis Groupe (EPA: PUB), Omnicom (NYSE: OMC), etc. he has used his technology experience to help companies in various sectors leverage the changes in the digital economy to build their businesses and their brands. This has resulted in strong top line growth and even stronger bottom-line growth for the organizations he has helped to lead.

Before founding our Company, Adrian served as the president of Vizeum Canada (Dentsu Inc.) from 2016 to 2020, and as the co-founder and chief executive officer of MOSH Life Tech from 2020 to 2023, he also served as the vice chairman of the board of the Heart and Stroke Foundation Partnership for Stroke Recovery from 2011 to 2022. As the Co-Founder and chief executive officer of BILI, Adrian leads a North American social commerce platform that connects creators and brands, transforming the creator marketing experience.

Adrian’s education includes an MBA from York University (Schulich School of Business) and a Bachelor of Commerce from the University of Toronto (Rotman School of Management).

Taisia Levintsa:

Taisia Levintsa is a strategic leader in social commerce, creator marketing, and digital strategy, currently serving as Vice President at BILI Inc. She specializes in transforming social media influence into scalable business results, helping brands and creators connect with audiences through data-driven creativity and commerce innovation.

At BILI Inc., Taisia leads initiatives that expand the company’s presence in the rapidly growing creator economy–developing brand partnerships, optimizing digital campaigns, and driving measurable ROI. Her leadership is central to positioning BILI as a next-generation platform where content, community, and commerce converge. Before joining BILI, Taisia held senior roles across digital marketing and social commerce. As Managing Director at Digital Concept, she oversaw growth strategies and large-scale creator campaigns that generated significant revenue impact. She also served as Marketing Director at CloudTax, where she led digital transformation, customer acquisition, and cross-platform marketing execution.

Taisia holds a bachelor’s degree in psychology from the University of Toronto and a Coursera Certificate in American Contract Law from Yale Online. This blend of behavioral insight and legal literacy underpins her ability to craft marketing strategies that are both emotionally intelligent and commercially sound. A passionate advocate for the creator economy, Taisia continues to shape how brands and creators build authentic, scalable connections that drive long-term growth and investor value.

Timothy Lam:

Timothy was admitted as a lawyer in New South Wales, Australia in 2007. He is also admitted and a qualified lawyer in New Zealand and Hong Kong. Since 2019, he has been a Partner in a Hong Kong law firm and has experience across multiple jurisdictions including USA, Hong Kong, Australia, and China. Timothy has worked in both domestic and international firms in Australia and Hong Kong.

Timothy has a Bachelor’s in arts (Philosophy), Bachelor’s in law, Masters in Law (Corporate and Finance), Masters in Industrial Property, Masters in Applied Law (Commercial Litigation), Masters in Strategic Public Relations, Masters in Buddhist Studies and a Masters in Buddhist Counselling.

Timothy has advised and acted for multiple listed companies in Hong Kong and Australia. He has also advised listed company board members on their obligations and has also advised high level corporate and governmental staff as to their duties in their roles.

Timothy is a Member of the Hong Kong Law Society, a Member of the NSW Law Society, a Governor to the Board of the Children’s Cancer Foundation and a Fellow of the Hong Kong Institute of Directors. He has acted on multiple boards in private companies in Australia and Hong Kong.

Director Independence

Our Board of Directors will periodically review relationships that directors have with the Company to determine whether the directors are independent. Directors are considered “independent” as long as they do not accept any consulting, advisory or other compensatory fee (other than director fees) from the Company, are not an affiliated person of the Company or its subsidiaries (e.g., an officer or a greater-than-ten-percent stockholder) and are independent within the meaning of applicable laws, regulations. In this latter regard, the Board of Directors will use the Nasdaq listing rules (specifically, Section 5605(a)(2) of such rules) as a benchmark for determining which, if any, of its directors are independent, solely in order to comply with applicable SEC disclosure rules. However, this is for disclosure purposes only.

Our Board of Directors has determined, after considering all the relevant facts and circumstances, that none of our directors are considered independent directors, as “independence” is defined by the listing standards of Nasdaq, and by the Securities and Exchange Commission, or SEC, because they each have a relationship with us that would interfere with their exercise of independent judgment in carrying out their responsibilities as a director. We intended to seek qualified candidates to join our Board of Directors in 2026.

Insider Trading Policy

As of the date of this Annual Report on Form 10-K, we have not yet adopted a specific insider trading policy, although we are committed to compliance with all applicable securities laws and regulations. We have not adopted such a policy as a result of the Company’s size, structure, and risk profile, however, we intend to adopt an insider trading policy in 2026.

Code of Ethics

We have a code of conduct adopted for BILI employees. We intend to adopt a code of business conduct and ethics that applies to our directors, officers and all employees.

Involvement in Legal Proceedings

No officer, director, or persons nominated for such positions, promoter or significant employee has been involved in the last ten years in any of the following:

•	Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
•	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
•	Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and
•	Being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Potential Conflicts of Interest

We are not aware of any current or potential conflicts of interest with our directors or executive officers, other business interests and their involvement with the Company

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act, requires our directors, officers and persons who own more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other of our equity securities. To our knowledge, based solely on review of the copies of such reports furnished to us, Section 16(a) filings applicable to officers, directors and greater than 10% shareholders have been made with exception of (a) a Form 3 for Ms. Levintsa and Mr. Capobianco were filed delinquent as the result of delays in acquiring EDGAR codes, and (b) no Form 3 filing by each of Ms. Hung and Mr. Lam as the result of difficulty in acquiring EDGAR codes.

ITEM 11. EXECUTIVE COMPENSATION

Name and principal position	Title	Year	Salary ($)	Bonus	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All other compensation ($)	Total ($)
Chiching Hung	Director	2025	NIL	–	–	–	–	–	–	NIL
		2024	NIL	–	–	–	–	–	–	NIL
Adrian Capobianco (1)	Chairman of the Board of Directors, CEO & Director	2025	NIL	–	–	–	–	–	–	NIL
		2024	144,380	–	–	–	–	–	–	144,380
Taisia Levintsa (2)	Director & VP	2025	34,380	–	–		–	–	–	34,380
		2024	28,876	–	–	–	–	–	–	28,876

(1)	Adrian Capobianco received 562,857 shares under BILI’s stock option plan. These shares were converted into 1,297,837,610 shares of the Company on October 16, 2024, pursuant to the Equity Exchange Agreement. The board of directors of BILI terminated the BILI stock option plan effective on September 24, 2024.
(2)	Taisia Levintsa received 120,503 shares under BILI’s stock option plan. These shares were converted into 277,856,232 shares of the Company on October 16, 2024, pursuant to the Equity Exchange Agreement. The board of directors of BILI terminated the BILI stock option plan effective on September 24, 2024.

Our executive officers are compensated according to their employment agreements, as described below.

Adrian Capobianco executed an employment agreement with BILI, Inc. with a start date of January 1, 2022. Mr. Capobianco was hired as BILI’s chief executive officer, in charge of such company’s strategic leadership, executive management, business development, financial management, stakeholder’s relationships and team management. He received no compensation from the start date until June 1, 2023, an annual salary of CAD$30,000 from June 1, 2023 until October 30, 2023, and an annual salary of CAD$200,000 ($144,380) starting on November 1, 2023. Since January 2025, Adrian, the Chief Executive Officer, has voluntarily elected to receive no salary or other cash compensation. Reasonable notice for the termination of employment under the agreement is set forth at the greatest of the notice required by law or 24 months total compensation. The employment agreement is subject to the laws of the Province of Ontario.

Taisa Levintsa executed and employment agreement with BILI, Inc. with a start date of October 1, 2023, and the agreement reflecting roles, responsibilities and compensation from November 1, 2024. Ms. Levintsa was hired for the role of Vice President, to manage BILI’s social media and develop social media strategies, to lead and manage engagement with BILI’s creator community, execute paid media programs, lead and support BILI Base™ initiatives, and to support the testing and enhancement of the BILI platform. Ms. Levintsa will receive a salary of CAD$3,982 ($2,865) per month commencing on November 1, 2024, and is expected to work 40 hours per week for BILI. BILI may terminate her employment by written notice giving the minimum notice required by law, and she may terminate her employment by giving at least 2 weeks written notice. Ms. Levintsa is subject to confidentiality and non-solicitation provisions.

Other than as disclosed in the table above, no officer or director has received any compensation from the Company in the years ended December 31, 2024 and 2025. Until the Company acquires additional capital, it is not anticipated that directors, who are not also serving in executive roles, will receive compensation from the Company other than reimbursement for out-of-pocket expenses incurred on behalf of the Company. Our directors who are not serving in executive roles intend to devote very limited time to our affairs.

Neither the Company nor any of its subsidiaries has outstanding stock options, retirement, pension, or profit-sharing programs for the benefit of directors, officers, or other employees, but our officers and directors may recommend adoption of one or more such programs in the future.

There are no understandings or agreements regarding compensation our management will receive after a business combination that is required to be disclosed. The Company does not have a standing compensation committee or a committee performing similar functions, since the Board of Directors has determined not to compensate the officer and director until such time that the Company completes a reverse merger or business combination.

Stock Awards Plan

Neither the Company nor any of its subsidiaries has outstanding stock options, retirement, pension, or profit-sharing programs for the benefit of directors, officers, or other employees, but our officers and directors may recommend adoption of one or more such programs in the future.

Award Timing

We do not grant equity awards in anticipation of the release of material nonpublic information that is likely to result in changes to the price of our common stock, and do not time the public release of such information based on award grant dates. During the last completed fiscal year, we have not made awards to any named executive officer or director during the period beginning four business days before and ending one business day after the filing of a period report on Form 10-Q or Form 10-K or the filing or furnishing of a current report on Form 8-K, and we have not timed the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation.

Director Compensation

As of April 15, 2026, the Company does not pay any cash or equity compensation to directors for their service. The Board of Directors of the Company has not adopted a stock option plan, but may do so in the future. If such a plan is adopted, this may be administered by the board or a committee appointed by the board (the “Committee”). The committee would have the power to modify, extend or renew outstanding options and to authorize the grant of new options in substitution therefore, provided that any such action may not impair any rights under any option previously granted. The Company may develop an incentive-based stock option plan for its officers and directors and may reserve up to 10% of its outstanding shares of common stock for that purpose.

Committees of the Board of Directors

Our board of directors has not established any committees, including an audit committee, a compensation committee, a nominating committee or any committee performing a similar function. The functions of those committees are being undertaken by our Board as a whole. The Company has no independent qualified financial expert at this time because it has not been able to hire a qualified candidate. Further, the Company believes that it has inadequate financial resources at this time to hire such an expert. The Company intends to continue to search for a qualified individual for hire. We anticipate that the board will establish committees in 2026.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial ownership of our common stock as of March 31, 2026, to the extent known by us or ascertainable from public filings, for (i) each of our named executive officers and directors; (ii) all of our named executive officers and directors as a group; and (iii) each other stockholder known by us to be the beneficial owner of more than 5% of our outstanding common stock.

The percentage ownership information shown in the column labeled “Percentage of Shares Outstanding” is based upon 20,194,429,021 shares of common stock outstanding as of March 31, 2026.

We have determined beneficial ownership in accordance with the rules of the Securities and Exchange Commission. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. In addition, the rules include shares of common stock issuable pursuant to the exercise of stock options or warrants or upon conversion of a security that are either exercisable or convertible on or before March 31, 2025. These shares are deemed to be outstanding and beneficially owned by the person holding those options or warrants for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to applicable community property laws.

Except as otherwise noted below, the address for persons listed in the table is c/o Allied Energy, Inc., 104-360 College Street Suite #251, Toronto, ON M5T 1S6, Canada.

Name & Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Outstanding (1)
Chiching Hung (2)	2,766,774,400	13.70%
Adrian Capobianco (3)	852,271,200	4.22%
Taisia Levintsa (4)	277,856,250	1.38%
Timothy Lam	0	*%
Xiaodong Xu	1,293,274,912	6.40%
Siu Lan Sandy, Ho	1,059,887,378	5.25%

* denotes less than 1%

(1)	Beneficial ownership as reported in the above table has been determined in accordance with Rule 13d-3 promulgated under the Securities Exchange Act of 1934, as amended, and is not necessarily indicative of beneficial ownership for any other purpose.
(2)	Chiching Hung, Director, holds her shares indirectly through Toprich International Capital Limited of which she has voting and dispositive control.
(3)	Adrian Capobianco, our Chairman, CEO, CFO and Director, holds his shares indirectly through 1452080 ONTARIO Inc. and USInvestco LLC, each of which he has voting and dispositive control over.
(4)	Taisia Levintsa, is our Vice President and Director.

ITEM 13. CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Our Company does not have any formal written policies or procedures for related party transactions, however in practice, our Board of Directors reviews and approves all related party transactions and other matters pertaining to the integrity of management, including potential conflicts of interest and adherence to standards of business conduct. We do not have any independent directors on our Board of Directors.

Based on all the relevant facts and circumstances, our Board of Directors will decide whether the related party transaction is appropriate and will approve only those transactions that are in the best interests of the Company.

Set forth below are certain transactions and relationships between us and our directors, executive officers and Shareholders that have occurred during the last three years.

As of December 31, 2025, and 2024, Ms. Chiching Hung, a director and shareholder of the Company, was owed $30,500, for payments of legal, accounting and OTC Market fees on behalf of the Company. These advances are non-interest bearing, due on demand, and have no specified repayment schedule.

As of December 31, 2025, and 2024, certain shareholders, officers, and directors of BILI Inc. (“BILI”) were owed $89,065 and $353,692, respectively, for advances to cover operating expenses. The balances owed to shareholders of $7,293 and $6,948 were received as a subscription for future issuance of shares. These amounts are non-interest bearing, due on demand, and have no specified repayment schedule.

As of December 31, 2025, and 2024, a shareholder of BILI Inc. (“BILI”) was owed $250,245 and $nil, respectively. The loan bears interest at 12% per annum, and matured on December 31, 2025. The obligations under this agreement are supported in part by designated trade receivables generated from specific commercial creator and brand campaigns. The Company maintains the flexibility to manage this collateral pool by replacing the referenced contracts with materially similar or larger commercial agreements that may be executed during the term of the borrowing, provided notice is given to the shareholder. As of the issuance date of these financial statements, the balance remains outstanding and is currently payable on demand. The outstanding principal and accrued interest were subsequently repaid in full.

Employment Agreements

Adrian Capobianco executed an employment agreement with BILI, Inc. with a start date of January 1, 2022. Mr. Capobianco was hired as BILI’s chief executive officer, receiving an annual salary of CAD$200,000 ($144,380) starting on November 1, 2023. The employment agreement is subject to the laws of the Province of Ontario. Since January 2025, Adrian, the Chief Executive Officer, has voluntarily elected to receive no salary or other cash compensation.

Taisa Levintsa executed an employment agreement with BILI, Inc. with a start date of October 1, 2023, and the agreement reflecting roles, responsibilities and compensation from November 1, 2024. Ms. Levintsa was hired for the role of Vice President, to manage BILI’s social media and develop social media strategies, to lead and manage engagement with BILI’s creator community, execute paid media programs, lead and support BILI Base™ initiatives, and to support the testing and enhancement of the BILI platform. Ms. Levintsa will receive a salary of CAD$4,500 per month commencing on November 1, 2024, and is expected to work 40 hours per week for BILI. BILI may terminate her employment by written notice giving the minimum notice required by law, and she may terminate her employment by giving at least 2 weeks written notice. Ms. Levintsa is subject to confidentiality and non-solicitation provisions.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Independent Auditors’ Fees

The following table represents fees billed for each of the years ended December 31, 2024 and 2025, for professional audit services rendered by our independent registered public accounting firm. Victor Mokuolu, CPA PLLC (“VM CPA”) served as the Company’s independent registered public accounting firm for the year ended December 31, 2023 and 2024 and through March 3, 2026, on the same date, the Company engaged J&S Associate PLT (the “New Auditor”) as its new independent registered public accounting firm for the fiscal year ending December 31, 2025:

	December 31, 2025	December 31, 2024

Audit fees	$33,000	$30,000
Audit-related fees	–	–
Tax fees	–	–
All other fees	–	–
Total	$33,000	$30,000

(1)	Audit Fees consist of the aggregate fees billed for professional services rendered for the audit of our annual financial statements and the reviews of the interim financial statements and for any other services that were normally provided in connection with our statutory and regulatory filings or engagements.
(2)	Audit-related fees consist of fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements.
(3)	Tax fees consist of fees for professional services rendered for tax compliance, tax advice and tax planning.
(4)	All other fees consist of fees for products and services provided, other than for the services reported under the headings “Audit Fees,” “Audit Related Fees” and “Tax Fees.” The Company has adopted a policy regarding the services of its independent auditors under which our independent accounting firm is not allowed to perform any service which may have the effect of jeopardizing the registered public accountant’s independence. Without limiting the foregoing, the independent accounting firm shall not be retained to perform the following:

•	Bookkeeping or other services related to the accounting records or financial statements
•	Financial information systems design and implementation
•	Appraisal or valuation services, fairness opinions or contribution-in-kind reports
•	Actuarial services
•	Internal audit outsourcing services
•	Management functions
•	Broker-dealer, investment adviser or investment banking services
•	Legal services
•	Expert services unrelated to the audit

Pre-Approval Policies and Procedures

The SEC requires that before our independent registered public accounting firm is engaged by us to render any auditing or permitted non-audit related service, the engagement be either: (i) approved by our Audit Committee or (ii) entered into pursuant to pre-approval policies and procedures established by the Audit Committee, provided that the policies and procedures are detailed as to the particular service, the Audit Committee is informed of each service, and such policies and procedures do not include delegation of the Audit Committee’s responsibilities to management.

We do not have an Audit Committee. Our Board pre-approves all services provided by our independent registered public accounting firm.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

a) Documents filed as part of this Report.

1.	Financial Statements. The Company’s Balance Sheets as of December 31, 2025 and 2024, the Statements of Operations for the years ended December 31, 2025 and 2024, the Statements of Changes in Stockholders’ Equity for the years ended December 31, 2025 and 2024, and the Statements of Cash Flows for the years ended December 31, 2025 and 2024, together with the notes thereto and the reports of the Company’s independent registered public accounting firm, as required by Item 8 are included in this 2025 Annual Report on Form 10-K as set forth in Item 8 above.

2.	Financial Statement Schedules. All financial statement schedules have been omitted since they are either not required or not applicable, or because the information required is included in the financial statements or the notes thereto.

3.	Exhibits. The following exhibits are either filed as a part hereof or are incorporated by reference. Exhibit numbers correspond to the numbering system in Item 601 of Regulation S-K.

EXHIBIT INDEX

The following documents are filed as exhibits hereto:

		Reference		Filed or Furnished
		Form	Exhibit	Filing Date	Herewith
3.1	Certificate of Domestication, dated July 17, 2006	10-12G	3.1	10/31/2025
3.2	Bylaws	10-12G	3.2	10/31/2025
3.3	Articles of Amendment to Articles of Incorporation, dated July 31, 2006	10-12G	3.3	10/31/2025
3.4	Articles of Amendment to Articles of Incorporation, dated December 21, 2007	10-12G	3.4	10/31/2025
3.5	Certificate of Designation of Preferences, Rights and Limitations of Series A Preferred Stock, dated February 9, 2012	10-12G	3.5	10/31/2025
3.6	Articles of Amendment to Articles of Incorporation, dated October 2, 2019	10-12G	3.6	10/31/2025
3.7	Articles of Amendment to Articles of Incorporation, dated March 22, 2021	10-12G	3.7	10/31/2025
3.8	Articles of Amendment to Articles of Incorporation, dated April 26, 2021	10-12G	3.8	10/31/2025
3.9	Articles of Amendment to Articles of Incorporation, dated May 9, 2022	10-12G	3.9	10/31/2025
3.10	Articles of Amendment to Articles of Incorporation and Certificate of Designation of Preferences, Rights and Limitations of Series B Preferred Stock, filed October 22, 2024	10-12G	3.10	10/31/2025
10.1	Equity Exchange Agreement between Metamexx Corp. and BILI Inc. dated October 16, 2024	10-12G	10.1	10/31/2025
10.2 †	Employment Agreement of Adrian Capobianco, dated December 1, 2024	10-12G	10.2	10/31/2025
21.1	Subsidiaries of Registrant				x
23.1	Consent of Victor Mokuolu, CPA PLLC Independent Registered Accounting Firm				x

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	x
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	x
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	x
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	x
101.INS	Inline XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document..	x
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	x
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	x
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	x
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	x
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	x

† Management compensatory plan or contract.

* The certifications attached as Exhibit 32.1 and Exhibit 32.2 are not deemed “filed” with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Allied Energy Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.

ITEM 16. 10-K SUMMARY

As permitted, the registrant has elected not to supply a summary of information required by Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Allied Energy, Inc.

Date: April 15, 2026	By:	/s/ Adrian Capobianco
Adrian Capobianco
Chief Executive Officer (Principal Executive Officer)

Date: April 15, 2026	By:	/s/ Adrian Capobianco
Adrian Capobianco
Chief Financial Officer (Principal Financial and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this report below.

Name	Title	Date

/s/ Adrian Capobianco	Director	April 15, 2026
Adrian Capobianco

/s/ Taisia Levintsa	Director	April 15, 2026
Taisia Levintsa

/s/ Chiching Hung	Director	April 15, 2026
Chiching Hung

Allied Energy, Inc.

J&S ASSOCIATE PLT 202206000037 (LLP0033395-LCA) & AF002380 (Registered with PCAOB and MIA) B-11-14, Megan Avenue II 12,Jalan Yap Kwan Seng, 50450, Kuala Lumpur, Malaysia	Tel: +603-4813 9469 Email : info@jns-associate.com Website : jns-associate.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To: The Board of Directors and Shareholders of Allied Energy Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Allied Energy Inc. and its subsidiaries (the “Company”) as of December 31, 2025, and the related consolidated statements of operations and comprehensive income, consolidated statement of changes in shareholders’ equity, and consolidated statements of cash flows for the years ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the years ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

J&S Associate PLT

Certified Public Accountants

Firm ID: 6743

We have served as the Company’s auditor since 2025.

Kuala Lumpur, Malaysia

April 15, 2026

VICTOR MOKUOLU, CPA PLLC Accounting | Advisory | Assurance & Audit | Tax

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and

Board of Directors of Allied Energy, Inc. and subsidiaries (formerly MetaSky Corp.)

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Allied Energy Inc. and subsidiaries (formerly MetaSky Corp.) (the “Company”) as of December 31, 2024 and December 31, 2023, and the related consolidated statements of comprehensive loss, stockholders’ equity, and cash flows, for the years ended December 31, 2024 and December 31, 2023 and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and December 31, 2023, and the results of its operations and its cash flows for the years ended December 31, 2024 and December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company's ability to continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. According to Note 2, Going Concern to the consolidated financial statements, the Company had a working capital deficit of $91,459, accumulated loss of $3,464,472, and incurred a net loss of $495,281 for the year ended December 31, 2024. As of December 31, 2023, the Company had an accumulated deficit of $2,969,191. These factors raises substantial doubt about the Company’s ability to continue as a going concern. Management's plans regarding these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the Board of Directors (audit committee equivalent) and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

We have served as the Company’s auditor since 2024.

Houston, Texas

October 21, 2025

PCAOB ID: 6771

www.vmcpafirm.com | Ph: 713.588.6622 | Fax: 1.833.694.1494 | ask@vmcpafirm.com

Allied Energy, Inc. and Subsidiaries

Consolidated Balance Sheets

As of December 31, 2025 and 2024

	December 31,	December 31,
	2025	2024
ASSETS
Current Assets
Cash and cash equivalents	$298,503	$291,385
Accounts receivable, net	1,175,341	46,843
Other current receivables and prepayments	–	2,088
Total Current Assets	1,473,844	340,316
Non-Current Assets
Intangible assets, net	108,079	128,710
Total Non-Current Assets	108,079	128,710
Total Assets	$1,581,923	$469,026

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$54,991	$38,737
Accrued liabilities-related party	–	16,289
Bank overdraft	–	16,109
Due to related parties	352,984	360,640
Taxes payable	54,881	–
Total Current Liabilities	462,856	431,775

Non-Current Liabilities	–	–

Total Liabilities	462,856	431,775

Commitments and Contingencies	–	–

Shareholders’ Equity
Series B Preferred stock, par value $0.001 per share; 118,000,000 shares authorized; 0 and 117,318,448 shares issued and outstanding at December 31, 2025 and December 31, 2024	–	117,318
Common Stock, par value $0.001 per share; 40,000,000,000 shares authorized; 20,194,429,021 and 2,596,661,821 shares issued and outstanding at December 31, 2025 and December 31, 2024	20,194,429	2,596,662
Additional paid-in capital	(16,668,801)	811,648
Accumulated loss	(2,405,184)	(3,464,472)
Accumulated other comprehensive loss	(1,377)	(23,905)
Total Shareholders’ Equity	1,119,067	37,251
Total Liabilities and Shareholders’ Equity	$1,581,923	$469,026

The accompanying notes are an integral part of these audited consolidated financial statements.

Allied Energy, Inc. and Subsidiaries

Consolidated Statements of Income and Comprehensive Income

For the Years ended December 31, 2025 and 2024

	Years ended
	December 31,	December 31,
	2025	2024
Revenues, net	$1,916,320	$350,676
Cost of sales	276,780	118,075
Gross Margin	1,639,540	232,601

Operating expenses:
General and administrative expenses	572,121	698,043
Stock based compensation	–	37,577
Total operating expenses	572,121	735,620
Income (loss) from operations	1,067,419	(503,019)

Other income (expenses):
Interest income	96	–
Other income, net	5,549	12,264
Interest expense	(13,776)	–
Total other (expenses) income	(8,131)	12,264

Income (loss) before income tax	1,059,288	(490,756)
Income tax expense	–	(4,525)
Net income (loss)	$1,059,288	$(495,281)

Weighted average shares outstanding
Basic and diluted	19,037,315,561	2,596,661,821

Earnings (loss) per share
Basic and diluted	$0.0001	$(0.0002)

Comprehensive income (loss):
Net income (loss)	$1,059,288	$(495,281)
Other comprehensive income (loss):
Foreign currency translation adjustment	22,528	(15,192)
Total comprehensive income (loss)	$1,081,816	$(510,473)

The accompanying notes are an integral part of these audited consolidated financial statements.

Allied Energy, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

For the Years ended December 31, 2025 and 2024

								Accumulated
	Series B Preferred Stock		Common Stock		Additional	Shares		Other
	Number of		Number of		Paid-in	Subscription	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Receivables	Loss	Income	Total
Balance at December 31, 2023	117,318,448	$117,318	2,596,661,821	$2,596,662	$777,445	$(332,901)	$(2,969,191)	$(8,713)	$180,620
Reverse merger adjustment	–	–	–	–	(52,500)	–	–	–	(52,500)
Share-based compensation expense	–	–	–	–	37,577	–	–	–	37,577
Shares Issued for cash or subscription receivables	–	–	–	–	99,510	(99,510)	–	–	–
Cash proceeds for subscription receivables	–	–	–	–	–	258,946	–	–	258,946
Cash proceeds from exercise of stock options	–	–	–	–	123,081	–	–	–	123,081
Shares cancelled	–	–	–	–	(173,465)	173,465	–	–	–
Net income	–	–	–	–	–	–	(495,281)	–	(495,281)
Foreign currency translation adjustment	–	–	–	–	–	–	–	(15,192)	(15,192)
Balance at December 31, 2024	117,318,448	$117,318	2,596,661,821	$2,596,662	$811,648	$–	$(3,464,472)	$(23,905)	$37,251

Balance at December 31, 2024	117,318,448	$117,318	2,596,661,821	$2,596,662	$811,648	$–	$(3,464,472)	$(23,905)	$37,251
Preferred Shares converted to Common Shares	(117,318,448)	(117,318)	17,597,767,200	17,597,767	(17,480,449)	–	–	–	–
Net income	–	–	–	–	–	–	1,059,288	–	1,059,288
Foreign currency translation adjustment	–	–	–	–	–	–	–	22,528	22,528
Balance at December 31, 2025	–	$–	20,194,429,021	$20,194,429	$(16,668,801)	$–	$(2,405,184)	$(1,377)	$1,119,067

The accompanying notes are an integral part of these audited consolidated financial statements.

Allied Energy, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Years ended December 31, 2025 and 2024

	Years ended
	December 31,	December 31,
	2025	2024
Cash flows from operating activities
Net income (loss)	$1,059,288	$(495,281)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization expense	26,515	–
Shares issued for services or compensation	–	37,577
Changes in assets and liabilities
(Increase) decrease in accounts receivable	(1,105,165)	14,750
Decrease in other current receivables and prepayments	–	3,521
Increase in other receivables - related party	–	3,770
Increase (decrease) in accounts payable and accrued expenses	32,359	(1,168)
(Decrease) increase in bank overdraft	(16,593)	16,109
Increase in interest payable – related party	6,262	–
Decrease in accrued liabilities - related party	(5,446)	(42,025)
Increase in taxes payable	56,008	–
Net cash provided by (used in) operating activities	53,228	(462,747)

Cash flows from investing activities
Acquisition of intangible assets	–	(128,710)
Net cash used in investing activities	–	(128,710)

Cash flows from financing activities
Proceeds from subscription receivables	–	258,946
Proceeds from exercise of stock options	–	123,081
(Repayment to) proceeds from related party advances	(60,949)	330,140
Net cash (used in) provided by financing activities	(60,949)	712,167

Net (decrease) increase of cash and cash equivalents	(7,721)	120,710
Effect of foreign currency translation on cash and cash equivalents	14,839	(15,192)
Cash and cash equivalents – beginning	291,385	185,867
Cash and cash equivalents – ending	$298,503	$291,385

Supplementary cash flow information:
Interest paid	$7,394	$–

The accompanying notes are an integral part of these audited consolidated financial statements.

Allied Energy Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of and for the years ended December 31, 2025 and 2024

NOTE 1 – ORGANIZATION AND BUSINESS

Allied Energy, Inc. (“AGGI or the “Company”) was incorporated under the laws of the State of Colorado in March 1998. Previously Technol Fuel Conditioners, Inc., the Company domesticated from Colorado to Florida in July 2006. On July 31, 2006, the Company changed its name to Allied Energy Group, Inc., and on December 21, 2007, the Company changed its name to Allied Energy, Inc.

BILI Inc. (“BILI”) was incorporated under the Canada Business Corporations Act on November 22, 2021.

On October 16, 2024, the Company entered into an Equity Exchange Agreement (the “Agreement”) with Metamexx Corp (“Metamexx”), a wholly owned subsidiary of AGGI, BILI, and the shareholders of BILI (the “BILI Shareholders”). Pursuant to the Agreement, the Company, through Metamexx, acquired up to 100% of the issued and outstanding shares of BILI in exchange for newly issued shares of the Company’s Series B Preferred Stock, par value $0.001 per share (“Series B Preferred Stock”). The Company issued an aggregate of 117,318,448 shares of Series B Preferred Stock to the BILI Shareholders as consideration.

The transaction was accounted for as a reverse acquisition under Accounting Standards Codification (“ASC”) 805, Business Combinations. For accounting purposes, BILI is considered the accounting acquirer and AGGI is considered the accounting acquiree. Accordingly, the historical financial statements of BILI are treated as the historical financial statements of the Company.

As a result of the reverse acquisition, the transaction has been accounted for as a recapitalization of BILI. The equity structure for all periods presented prior to the reverse acquisition has been retroactively restated to reflect the legal capital structure of the Company, including the issuance of Series B Preferred Stock to the BILI Shareholders. The par value of the outstanding shares and additional paid-in capital were also adjusted to reflect the recapitalization. All references to share and per share amounts in the accompanying consolidated financial statements and notes have been restated on this basis.

For the year ended 2025, all 117,318,448 shares of the Company’s Series B Preferred Stock were converted into common stock at a rate of 150 shares of common stock for each share of Series B Preferred Stock, resulting in the issuance of 17,597,767,200 shares of common stock.

Following the transaction, the Company operates its business through BILI, its wholly owned subsidiary, which provides an AI-powered social commerce platform that facilitates connections between social media influencers and brands. The platform enables influencers to share and sell products they endorse while providing brands access to a broad network of influencers. The Company generates revenue primarily through two streams: (i) transaction fees on product sales through its BILI Base™ platform and (ii) fixed and premium service fees for managed influencer campaigns under BILI Boost™, BILI Boost™ AI-Enabled and BILI Boost+™.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The Company’s consolidated financial statements are prepared and presented in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”).

Principles of consolidation

The Company’s consolidated financial statements include the financial statements of the Company, its subsidiaries. All inter-company transactions and balances among the Company, its subsidiaries have been eliminated upon consolidation.

Going Concern

In prior years, the Company had recurring losses from operations, an accumulated deficit, and negative working capital, which raised substantial doubt about its ability to continue as a going concern.

During the year ended December 31, 2025, the Company generated net income of $1,059,288 and improved its financial position. As of December 31, 2025, the Company had an accumulated deficit of $2,405,184 and positive working capital of $1,010,988.

Based on these improvements in operating results and financial condition, management has concluded that substantial doubt about the Company’s ability to continue as a going concern has been alleviated.

Use of estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of these consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. The Company continually evaluates these estimates and assumptions based on the most recently available information, historical experience and various other assumptions that the Company believes to be reasonable under the circumstances. Significant accounting estimates reflected in the Company’s consolidated financial statements include but are not limited to estimates and judgments applied in determination of allowance for doubtful receivables arising from current expected credit losses. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from those estimates.

Foreign currency translation and transactions

The Company’s reporting currency is U.S. dollars (“US$”). The Company’s operations are principally conducted through subsidiaries located in Canada, where the Canadian dollar (“CAD”) is the functional currency.

Transactions denominated in foreign currencies are remeasured into the functional currency at the exchange rates prevailing at the transaction dates. Monetary assets and liabilities denominated in foreign currencies are remeasured at the exchange rates prevailing at the balance sheet date. Non-monetary items measured at historical cost are remeasured using the exchange rates at the dates of the initial transactions. Resulting exchange gains and losses from remeasurement are recognized in net income.

For entities whose functional currency is not the U.S. dollar, the financial statements are translated into U.S. dollars for reporting purposes. Assets and liabilities are translated at exchange rates in effect at the balance sheet date, revenues and expenses are translated at average exchange rates prevailing during the reporting period, and shareholders’ equity is translated at historical exchange rates. Translation adjustments resulting from this process are reported as a component of other comprehensive income (loss) and accumulated in shareholders’ equity under accumulated other comprehensive income (loss).

Cash and cash equivalents

Cash and cash equivalents include cash on hand, deposits with banks, and highly liquid investments with original maturities of three months or less at the time of purchase. Cash equivalents also include investments in money market mutual funds held which are available for withdrawal on demand without fees or restrictions.

Cash and cash equivalents consisted of the following:

	December 31, 2025	December 31, 2024
Cash at banks	$262,039	$31,920
Money market mutual funds	36,464	259,465
Total	$298,503	$291,385

Accounts receivable, net

The Company records accounts receivable at net realizable value, consisting of the carrying amount less an allowance for credit losses. An estimate for the allowance for credit losses is discussed below in “Credit Losses on Financial Instruments.” Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote, which is generally when accounts are more than one year past due. As of December 31, 2025 and 2024, no allowance for estimated credit losses are recorded.

Intangible assets

The Company’s capitalized assets consist primarily of application development costs related to its internal-use software platform. Intangible assets are carried at cost, net of accumulated amortization. Costs incurred during the preliminary project and post-implementation stages are expensed as incurred, while costs incurred during the application development stage are capitalized in accordance with ASC 350-40, Internal-Use Software. Expenditures that enhance the functionality or extend the useful life of the intangible asset are capitalized. When intangible assets are retired or otherwise disposed of, the related gain or loss is included in operating income.

Intangible assets with finite useful lives are amortized on a straight-line basis over their estimated useful lives. The Company reviews intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability is assessed by comparing the carrying amount of the asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount exceeds the estimated undiscounted cash flows, an impairment loss is recognized in an amount equal to the excess of the carrying amount over fair value.

Intangible assets are amortized on a straight-line basis over the following periods:

Software	5 years

Current Expected Credit Losses on Financial Instruments

The Company uses the Current Expected Credit Losses (CECL) model to estimate credit losses on financial assets measured at amortized cost, as well as certain off-balance sheet credit exposures. When similar risk characteristics exist, the Company assesses collectability and measure expected credit losses on a collective basis for a pool of assets, whereas if similar risk characteristics do not exist, the Company assesses collectability and measures expected credit losses on an individual asset basis.

Under the CECL model, the estimation of credit losses involves significant judgment and estimation uncertainty. Management exercises its judgment based on historical loss experience, the age of the accounts receivable, current economic conditions, and reasonable and supportable forecasts that may affect the customer’s ability to pay. Changes in these factors could have a material impact on the estimated credit losses.

Fair value of financial instruments

The Company measures fair value in accordance with ASC 820, Fair Value Measurement. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, and establishes a three-level hierarchy for inputs used in measuring fair value:

•	Level 1 – Quoted prices in active markets for identical assets or liabilities.

•	Level 2 – Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company’s financial instruments primarily consist of cash and cash equivalents, accounts receivable, net, other receivables, due from related party, accounts payable, other payables and accrued expenses and due to a related party. The carrying values of these financial instruments’ approximate fair values due to their short maturities.

A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Account balances measured at fair value on a recurring basis include the following as of the dates presented:

	December 31,
	2025			2024
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$36,464	$–	$–	$259,466	$–	$–

As of December 31, 2025 and December 31, 2024, the Company’s cash and cash equivalents totaled $298,503 and $291,385, respectively, consisting of cash at banks of $262,039 and $31,920, which are carried at cost and approximate fair value, and money market mutual funds of $36,464 and $259,465, which are classified as Level 1 financial instruments. The fair value of the Company’s money market funds approximated amortized cost and, as such, there were no unrealized gains or losses as of December 31, 2025 and 2024, respectively.

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures on a recurring basis which involves reassessing the appropriateness of the chosen hierarchy level as new information or market conditions become available.

Revenue recognition

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers. Revenue is recognized when control of promised goods or services is transferred to customers, in an amount that reflects the consideration the Company expects to receive. The Company determines revenue recognition through the following steps:

1.	Identification of the contract(s) with a customer;
2.	Identification of the performance obligations in the contract;
3.	Determination of the transaction price;
4.	Allocation of the transaction price to the performance obligations in the contract; and
5.	Recognition of revenue when, or as, the Company satisfies a performance obligation.

The Company’s revenues are derived from two primary sources: BILI Base™ and BILI Boost™.

BILI Base

Revenues are generated from the sale of brand products through the Company’s social commerce platform. The Company acts as the principal in these transactions. Revenue is recognized at a point in time, generally upon shipment or delivery of the product to the customer, which represents the transfer of control. Payments to brands and creators, together with transaction processing fees, are reflected in cost of revenues.

BILI Boost

Revenues are generated from fees charged to clients for influencer marketing campaigns, which encompass strategy development, content creation, and social media posting. The Company integrates these elements to deliver a cohesive social media campaign, which represents a single, combined performance obligation. Revenue is recognized over time, typically on a straight-line basis over the contracted campaign duration, as the customer simultaneously receives and consumes the benefits of the Company’s services as the campaign is executed. Direct creator fees and production costs are recorded in cost of revenues as incurred.

BILI Boost AI-Enabled

Revenues are generated from fees charged to clients for creator marketing and content programs, which encompass program planning, creator sourcing, the provision of AI-generated sample materials, and ongoing program management. The Company integrates these elements to deliver a cohesive marketing program, which represents a single, combined performance obligation. Revenue is recognized over time, typically on a straight-line basis over the contracted program duration, as the customer simultaneously receives and consumes the benefits of the Company’s services. The Company acts as the principal in its arrangements with third-party creators; accordingly, revenue is recognized on a gross basis. Direct creator fees and program costs are recorded in cost of revenues as incurred.

The Company does not have significant variable considerations, contract assets, or contract liabilities. Payments are generally collected at or near the time products are delivered or services are performed.

Stock Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718, Compensation–Stock Compensation. The Company records stock-based compensation expense for all stock-based awards granted to employees, directors, and non-employees based on the fair value of the award at the grant date.

The fair value of stock options is estimated on the grant date using a binomial option-pricing model. The binomial model requires the use of various assumptions, including the expected term of the awards, expected volatility of the Company’s common stock, risk-free interest rate, and expected dividend yield. The expected term is determined based on the contractual term and vesting conditions of the award. Expected volatility is based on historical volatility of comparable publicly traded companies and, where available, the Company’s own stock. The risk-free rate is based on U.S. Treasury yields in effect at the time of grant with a term consistent with the expected life of the award. Dividend yield is assumed to be zero, as the Company has not declared or paid dividends on its common stock.

Stock-based compensation expense is recognized on a straight-line basis over the requisite service period of the award and is recorded in the consolidated statements of operations. The Company accounts for forfeitures as they occur.

BILI, Inc.’s Stock Option Plan was terminated in September 2024, prior to the reverse merger on October 16, 2024, and all unvested awards were cancelled without replacement. Consequently, as of December 31, 2025 and 2024, there were no share-based awards outstanding, nor were there any requisite service periods still being fulfilled.

Income taxes

The Company follows the guidance of ASC Topic 740 “Income taxes” and uses liability method to account for income taxes. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect in the period in which the differences are expected to be reversed. The Company records a valuation allowance to offset deferred tax assets, if based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rates is recognized in consolidated statements of comprehensive income in the period that includes the enactment date.

The Company uses a more likely than not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As a result, the impact of an uncertain income tax position is recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant tax authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained.

Segment reporting

The Company accounts for segment reporting in accordance with ASC 280, Segment Reporting. Operating segments are identified based on the manner in which financial information is reviewed by the chief operating decision maker (“CODM”) for purposes of allocating resources and assessing performance. The Company adopted ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, in the fourth quarter of 2024 and applied the amendments retrospectively to all prior periods presented. The adoption did not have a material impact on the Company’s consolidated financial statements.

Operating segments are reported in a manner consistent with the internal reporting provided to the chief operating decision maker (the “CODM”), which is comprised of the chief executive officer of the Company’s management team. Consequently, the Company has determined that it has only one reportable operating segment.

The CODM allocates resources and assesses the performance of the Company's single segment based on consolidated net income (loss). All significant segment expenses that are regularly provided to the CODM and included in the assessment of segment performance are presented on the face of the consolidated statements of operations and comprehensive income (loss).

Comprehensive income

The Company accounts for comprehensive income in accordance with ASC 220, Comprehensive Income. Comprehensive income (loss) for the periods presented consists of net loss and foreign currency translation adjustments and is reported in the accompanying consolidated statements of comprehensive income. The cumulative balance of such items is presented in stockholders’ equity.

Earnings per share

The Company computes earnings per share in accordance with ASC 260, Earnings Per Share. Basic earnings (loss) per share is calculated by dividing net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding plus the effect of potentially dilutive common share equivalents, if any.

Potentially dilutive common share equivalents consist of Series B Preferred Stock, each share of which is convertible into 150 shares of common stock. For the year ended December 31, 2024, an aggregate of 17,597,767,200 shares issuable upon conversion of Series B Preferred Stock were excluded from the calculation of diluted earnings (loss) per share as their effect would have been anti-dilutive due to the Company’s net loss. During the year ended December 31, 2025, all outstanding shares of Series B Preferred Stock were converted into common stock; therefore, as of December 31, 2025, there were no potentially dilutive share outstanding.

Commitments and contingencies

The Company accounts for contingencies in accordance with ASC 450, Contingencies. The Company accrues estimated losses from loss contingencies by a charge to income when information available before financial statements are issued or are available to be issued indicates that it is probable that an asset had been impaired, or a liability had been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. Legal expenses associated with the contingency are expensed as incurred. If a loss contingency is not probable or reasonably estimable, disclosure of the loss contingency is made in the financial statements when it is at least reasonably possible that a material loss could be incurred.

As of both December 31, 2025 and 2024, there were no contingent liabilities relating to litigations against the Company.

Recent Accounting Pronouncements

Accounting Standards Update (“ASU”) 2025-06, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software modernizes the accounting for internal-use software by removing the requirement to identify discrete project development stages (such as the preliminary and application-development stages) and instead focuses on whether (1) management has authorized and committed to funding the project, (2) it is probable the project will be completed and the software will be used to perform its intended function, and (3) the entity has considered whether significant uncertainty exists in the development activities. The amendments are effective for fiscal years beginning after December 15, 2027, and for interim periods within those fiscal years. Early adoption is permitted. Entities may apply the amendments prospectively, retrospectively, or using a modified-prospective approach. The Company is currently evaluating the impact of ASU 2025-06 on its consolidated financial statements and related disclosures. The adoption is expected to primarily affect the timing of capitalizing certain software-development costs and may result in modifications to internal controls over capitalization judgments and related disclosures.

ASU 2025-05, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets introduces a practical expedient for measuring expected credit losses on current accounts receivable and current contract assets arising from contracts with customers under Topic 606. Under the expedient, entities may assume that conditions existing at the balance sheet date will remain unchanged over the asset’s remaining life when estimating expected credit losses. In addition, entities other than public business entities may elect, as an accounting policy, to consider subsequent cash collections that occur after the balance sheet date but before issuance of the financial statements when estimating expected credit losses. The amendments are effective for fiscal years beginning after December 15, 2025, and for interim periods within those fiscal years. Early adoption is permitted, and the guidance is to be applied prospectively. The Company is currently evaluating the impact of ASU 2025-05 and does not expect the adoption to have a material impact on its consolidated financial statements. The Company expects to apply the practical expedient for qualifying current receivables and contract assets upon adoption.

ASU 2025-04, Compensation–Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606): Customer Share-Based Payment Awards, clarifies how entities account for share-based consideration payable to a customer. The ASU requires customer awards with vesting conditions tied to purchases to be treated as performance conditions, eliminates the forfeiture policy election, and states that the variable consideration constraint under ASC 606 does not apply to these awards. The standard is effective for annual periods beginning after December 15, 2026, with early adoption permitted. The Company is currently evaluating the impact of this guidance on its financial statements.

ASU 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Accounting Acquirer in a Business Combination Involving a Variable Interest Entity, clarifies that when a business that is a VIE is acquired primarily with equity interests, the determination of the accounting acquirer should follow ASC 805 rather than defaulting to the primary beneficiary under ASC 810. The standard is effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years. Early adoption is permitted. The Company does not expect a material impact upon adoption.

Management does not believe that other recently issued but not yet adopted accounting pronouncements will have a material impact on the Company’s financial position, results of operations, or cash flows.

NOTE 4 – ACCOUNTS RECEIVABLES, NET

Accounts receivables, net consist of the following:

	December 31, 2025	December 31, 2024
Accounts receivable	$1,175,341	$46,843
Allowance for credit losses	–	–
Total, net	$1,175,341	$46,843

For the years ended December 31, 2025 and 2024, no allowance for credit losses expense was recognized against its accounts receivable, respectively.

NOTE 5 – INTANGIBLE ASSET, NET

Intangible asset, net consist of the following:

	December 31, 2025	December 31, 2024
At Cost:
Software	$135,099	$128,710
Total cost
Less: Accumulated amortization	(27,020)	–
Total, net	$108,079	$128,710

Amortization expense for the years ended December 31, 2025 and 2024 was $26,515 and $nil, respectively. No impairment losses were recognized during the years ended December 31, 2025 or 2024.

The amortization expenses for the succeeding five years as follows:

For the year ending December 31,
2026	$27,020
2027	27,020
2028	27,020
2029	27,019
2030	–
Total	$108,079

NOTE 6 – RELATED PARTY TRANSACTIONS

Due to related parties consist of the following:

	December 31, 2025	December 31, 2024
Interest on related party loan	$6,381	$–
Shareholder loan	250,245	–
Accrued liabilities	–	16,289
Advances for future issuance of shares	7,293	6,948
Advances for operating expenses	89,065	353,692
Total, net	$352,984	$376,929

Advances from related parties

As of December 31, 2025, and 2024, certain shareholders, officers, and directors of BILI Inc. (“BILI”) were owed $89,065 and $353,692, respectively, for advances to cover operating expenses. The balances owed to shareholders of $7,293 and $6,948 were received as a subscription for future issuance of shares. These amounts are non-interest bearing, due on demand, and have no specified repayment schedule.

Shareholder loan payable

As of December 31, 2025, and 2024, a shareholder of BILI Inc. (“BILI”) was owed $250,245 and $nil, respectively. The loan bears interest at 12% per annum, and matured on December 31, 2025. The obligations under this agreement are supported in part by designated trade receivables generated from specific commercial influencer and brand campaigns. The Company maintains the flexibility to manage this collateral pool by replacing the referenced contracts with materially similar or larger commercial agreements that may be executed during the term of the borrowing, provided notice is given to the shareholder. As of the issuance date of these financial statements, the balance remains outstanding and is currently payable on demand. The outstanding principal and accrued interest were subsequently repaid in full.

Interest expense on shareholder loans payable was $13,776 and $nil for the years ended December 31, 2025 and 2024, respectively.

Interest payable on shareholder loans payable was $6,381 and $nil as of December 31, 2025 and 2024, respectively.

Accrued liabilities

As of December 31, 2025, and 2024, accrued liabilities were $nil and $16,289, respectively, consist of operating expenses to be paid by shareholders on behalf of the Company.

NOTE 7 – EQUITY

Common stock

The Company is authorized to issue 40,000,000,000 shares of common stock, par value $0.001 per share. The Company has 20,194,429,021 and 2,596,661,821 shares of common stock issued and outstanding as of December 31, 2025 and 2024, respectively.

For the year ended December 31, 2024, prior to the reverse merger on October 16, 2024, BILI Inc. issued shares of common stock for total cash proceeds for the exercise of stock options and subscription receivables of $378,691. These shares were subsequently exchanged for shares of the Company in connection with the Equity Exchange Agreement.

For the year ended 2025, all 117,318,448 shares of the Company’s Series B Preferred Stock were converted into common stock at a rate of 150 shares of common stock for each share of Series B Preferred Stock, resulting in the issuance of 17,597,767,200 shares of common stock.

Preferred Stock

The Company is authorized to issue 120,000,000 shares of Preferred Stock and designated 118,000,000 shares as Series B Preferred Stock, par value $0.001 per share.

Series B Preferred Stock

Each share of Series B Preferred Stock is convertible into 150 shares of Common Stock, entitles the holder to vote together with Common Stockholders on an as-converted basis, and entitles the holder to receive dividends and other distributions, if declared, on a pari-passu basis with Common Stock.

On October 16, 2024, the Company issued an aggregate of 117,318,448 shares of Series B Preferred Stock to the BILI Shareholders as consideration pursuant to an Equity Exchange Agreement in connection with the acquisition of BILI Inc. The issuance of Series B Preferred Stock is accounted for as a recapitalization of the Company, with BILI Inc. deemed the accounting acquirer and AGGI the legal acquirer. Accordingly, the historical consolidated financial statements of BILI Inc. are treated as the continuing reporting entity, and the equity structure has been restated to reflect the recapitalization.

During 2025, all outstanding shares of Series B Preferred Stock were converted into common stock.

As of December 31, 2025, and 2024, the Company had nil and 117,318,448 shares of Series B Preferred Stock issued and outstanding respectively.

Stock Option Plan – BILI, Inc.

BILI, Inc. maintained an employee stock option plan under which certain employees of the subsidiary were granted options to purchase shares of the subsidiary’s common stock, prior to the reverse merger on October 16, 2024. These stock options were issued and settled by the subsidiary and are not convertible into, or based on, shares of the parent company.

During the years ended December 31, 2024, prior to the reverse merger on October 16, 2024, employees exercised stock options totalling $220,395, resulting in the issuance of 1,665,294 shares of BILI, Inc.’s common stock. Total cash proceeds of $111,974 were received by BILI, Inc. in connection with these exercises. Such proceeds are included within Cash proceeds from subscription receivables in the consolidated statements of stockholders’ equity / (deficit), and are also reflected as a financing activity in the consolidated statements of cash flows.

Prior to the share exchange, all of the stock options issued under the BILI, Inc. plan were converted into shares of the Company’s Series B Preferred Stock pursuant to the Equity Exchange Agreement, and the stock option plan was terminated in September 24, 2024 by the board of directors of BILI, Inc.

As of December 31, 2025 and 2024, no options were issued and outstanding, respectively.

The cost of stock-based compensation related to these options is recognized by the subsidiary over the vesting period in accordance with ASC 718, Compensation – Stock Compensation, and is included in the Company’s consolidated statements of operations. The corresponding increase in equity is reflected in additional paid-in capital for the year ended December 31, 2024. Refer to Note 8 for more details.

NOTE 8 – STOCK-BASED COMPENSATION

Prior to the reverse merger on October 16, 2024, BILI Inc., maintained an equity incentive plan that provided for the issuance of stock options to employees, directors, and consultants. Options typically vested over service periods ranging from immediate to two years and expired one to two years from the grant date.

For the years ended December 31, 2025 and 2024, the Company recognized stock-based compensation expense of $nil and $37,577, respectively.

BILI, Inc.’s stock option plan was terminated in September 2024, prior to the share exchange, and all unvested awards were cancelled without replacement, therefore, no additional expense will be recognized and no stock options are outstanding.

Activity	Number of Stock Options	Weighted Average Exercise Price (per share)	Weighted-Average Grant Date Fair Value (per share)
Balances as of December 31, 2023	1,642,794	$0.07	$0.12
Options Granted	85,000	$0.03	$0.53
Options Exercised	(1,665,294)	$0.07	$0.13
Options Cancelled	(62,500)	–	–
Balances as of December 31, 2024	–	–	–

NOTE 9 – INCOME TAXES

The U.S. and non-U.S. components of loss before income taxes were as follows:

	Years ended December 31,
	2025	2024
United States	$3,285	$(5,000)
Canada	1,056,003	(485,756)
Income (Loss) before income taxes	$1,059,288	$(490,756)

The Company recorded income tax expense of $nil and $4,525 for the years ended December 31, 2025 and 2024, respectively.

United States

The Company is subject to US federal corporate income tax rate of 21%.

At December 31, 2025, the Company had approximately $10,000 of U.S. federal net operating losses available to offset future taxable income. These net operating losses may be carried forward indefinitely and are subject to an annual limitation of 80% of taxable income.

In connection with the reverse acquisition completed on October 16, 2024, the Company (formerly AGGI Inc.) was determined to be the legal acquirer but the accounting acquiree under ASC 805-40, Reverse Acquisitions. For accounting purposes, the transaction is treated as a recapitalization of the accounting acquirer, whereby the net assets of the legal acquirer (AGGI Inc.) are stated at their historical carrying amounts, and no goodwill or intangible assets are recognized. The historical accumulated deficit of $12,360,713 of the legal acquirer was eliminated against Additional Paid-in Capital as part of this recapitalization, consistent with ASC 805-40-45-1, since the financial statements subsequent to the transaction represent a continuation of the accounting acquirer’s operations with a recapitalized capital structure.

The Company evaluated the potential tax benefits associated with the legal acquirer’s historical NOLs under ASC 740. Because the transaction resulted in a change of ownership under Internal Revenue Code 382 and the legal acquirer had no continuing operations, no deferred tax asset has been recognized for those NOLs. Utilization of such pre-acquisition losses, if any, would be limited and will be recognized in the period utilization becomes more likely than not.

Canada

The Company’s Canadian subsidiaries are subject to a combined federal and provincial statutory income tax rate of 26.5% for the year ended December 31, 2025. For the year ended December 31, 2024, these subsidiaries were eligible for a small business income tax rate of 12.2%, inclusive of federal and provincial assessments.

At December 31, 2025, the Canadian subsidiaries had approximately $nil of net operating losses (“NOLs”) available to offset future taxable income. These NOLs may be carried forward for up to 20 years.

The components of deferred tax assets are summarized as follows:

	December 31, 2025	December 31, 2024
Deferred tax assets – U.S. NOLs	$2,100	$1,050
Deferred tax assets – Canadian NOLs	–	163,088
Gross deferred tax assets	2,100	164,138
Less: Valuation allowance	(2,100)	(164,138)
Deferred tax assets – U.S. NOLs	$–	$–

The reconciliation of the U.S. federal statutory income tax rate to the Company’s effective tax rate is as follows:

	Years ended December 31,
	2025	2024
U.S. federal statutory income tax rate	21.0%	21.0%
Foreign rate differential	5.5%	(8.9)%
Tax on disallowed income	–%	–%
Valuation allowance	–%	(13.0)%
Net operating loss applied	(26.5)%	–%
Effective income tax rate	–%	(0.9)%

A reconciliation of the income tax expense, net determined at U.S. federal statutory income tax rate to the Company’s actual income tax expense is as follows:

	Years Ended December 31,
	2025	2024
Income (loss) before income tax expense	$1,059,288	$(490,756)
Statutory income tax rate	21.0%	21.0%
Income tax expense (benefit) at statutory rate	222,450	(103,059)
Foreign tax differential	58,081	43,681
Change in valuation allowance	–	63,903
Net operating loss applied	(280,531)	–
Income tax expenses	$–	$4,525

NOTE 10 – SEGMENT REPORTING

The Company adopted ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, and applied the amendments retrospectively to all prior periods presented.

The Company operates in a single reportable segment managed by its Chief Executive Officer, who serves as the Chief Operating Decision Maker (“CODM”). The segment information, including significant segment expenses, regularly reviewed by the CODM is as follows:

	Years ended December 31,
	2025	2024
Total segment revenues, net	$1,916,320	$350,676
Significant Segment Expenses
Cost of sales	276,780	118,075
General and administrative expenses	572,121	698,043
Stock based compensation	–	37,577
Total segment profit (loss)	$1,067,419	$(503,019)

	December 31, 2025	December 31, 2024
Total segment assets	$1,581,923	$469,026

As the Company operates in a single reportable segment, the segment totals for revenues, expenses, profit (loss), and assets are identical to the corresponding consolidated amounts reported in the Company’s financial statements.

NOTE 11 – RISKS AND UNCERTAINTIES

General Economic and Political Risks

The Company conducts a significant portion of its operations in Canada, which subjects it to various political, economic, and regulatory risks. These risks include, but are not limited to, general economic instability, changes in local tax laws, tariffs, trade policies, and fluctuations in foreign currency exchange rates. A material adverse change in the economic, regulatory, or political environment in Canada could negatively impact the Company's financial condition and results of operations.

Furthermore, our operations are subject to broader global macroeconomic and geopolitical risks. Recent escalations in geopolitical tensions and armed conflicts in the Middle East, including those involving Iran, Israel, and the United States, have contributed to increased global economic instability. These conflicts have the potential to disrupt global supply chains and cause significant volatility in global energy markets and oil prices. Such disruptions and energy price increases could exacerbate inflationary pressures, influence central bank interest rate policies, and negatively impact the broader global economy. If these macroeconomic headwinds persist or worsen, they could result in increased operating costs and adversely affect our business, financial condition, and results of operations.

Foreign Currency Risk

The Company is exposed to foreign currency exchange rate risk inherent in its foreign operations. The functional currency of the Company’s foreign subsidiaries is their respective local currency. Assets and liabilities are translated into U.S. dollars at period-end exchange rates, while revenues and expenses are translated at average exchange rates during the period. The resulting translation adjustments are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity. Transaction gains and losses resulting from transactions denominated in currencies other than the functional currency are recognized in the consolidated statements of operations and have not been material to date.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company maintains its cash and cash equivalents with high-credit-quality financial institutions. At times, such balances may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on its cash and cash equivalents.

With respect to accounts receivable, the Company performs ongoing credit evaluations of its customers' financial condition and generally does not require collateral.

For the year ended December 31, 2025, two customers accounted for 14% and 12.1% of the Company's total revenue. As of December 31, 2025, four customers accounted for 15.25%, 12.77%, 10.22% and 10.22% of total accounts receivable, respectively.

Concentration of Suppliers

The Company relies on a limited number of third-party technology platforms, ad exchanges, and infrastructure providers to deliver its online advertising services. A significant disruption in services from the providers, or an inability to maintain these relationships on favorable terms, could have a material adverse effect on the Company’s financial condition and results of operations.

For the year ended December 31, 2025, costs associated with two third-party providers accounted for approximately 28.9% and 27.4% of total cost of revenue.

Liquidity Risk

The Company manages liquidity risk by maintaining adequate cash reserves and continuously monitoring actual and forecasted cash flows to ensure it has sufficient funds to meet its operational and capital obligations as they become due.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

As of December 31, 2025 and 2024, the Company had no material commitments or contingent liabilities.

NOTE 13 – SUBSEQUENT EVENTS

Management has evaluated subsequent events in accordance with ASC 855, Subsequent Events, through the date the financial statements were issued. Other than the foregoing, no material subsequent events identified that require recognition or disclosure as of April 15, 2026.

By written consent dated March 2, 2026, stockholders holding approximately 51.3% of the voting equity of the Company approved and ratified the following corporate actions (“Actions”): (i) changing the name of the Company from “Allied Energy, Inc.” to “BILI Social International, Inc.” (the “Name Change”); and (i) A reverse stock split of all of the issued and outstanding shares of Common Stock of the Company on a 1-for-500 basis, such that each issued and outstanding 500 shares of Common Stock shall become 1 share of Common Stock. The Actions were approved by the Company’s board of directors by unanimous written consent on March 2, 2026. The Company shall pay cash (without interest) for such holder’s fractional share equal to the product of the closing sales price of our Common Stock as reported on the OTC Markets on the effective date multiplied by the fractional share that such holder would otherwise be entitled to receive. The Company has filed a Definitive Information Statement with the SEC and a corporate action for approval of the Name Change and Reverse Stock Split by the Financial Industry Regulatory Authority (“FINRA”). At this time, the review of the Actions by FINRA are still in process as such the Actions are not yet effective.

