Form 10-K/A
period 2025-12-31
Allied Energy, Inc.
filed 2026-04-17
CIK 1109262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of Allied Energy, Inc. (the “Company”) for the fiscal year ended December 31, 2025, originally filed with the Securities and Exchange Commission on April 15, 2026 (the “Original Filing”). This Amendment is being filed solely to correct an inadvertent error in the cover page disclosures related to shell company status; the Company is not a shell company as defined in Rule 12b-2 of the Act and has updated the cover page accordingly. In addition, as required by Rule 12b-15 of the Securities Exchange Act of 1934, as amended, this Amendment contains new certifications of the Company’s Principal Executive Officer and Principal Financial Officer required under Item 302 of the Sarbanes-Oxley Act of 2002, as amended, dated as of the date of this Amendment. This Amendment contains only the cover page, this explanatory note, the exhibit index with new certifications and the signature page.

Except for the foregoing, this Amendment does not alter or update any information contained in the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and the Company has not updated the disclosures contained therein to reflect any events that have occurred as of a date subsequent to the date of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing, and the Company’s filings made with the SEC subsequent to the filing of the Original Filing.

1

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) No financial statement or supplemental data is filed with this Amendment No. 1 to Form 10-K. See Index to Financial Statements and Supplemental Data of the Original Filing.

(b) Exhibits

The exhibits required to be filed by Item 15 are set forth in, and filed with or incorporated by reference in, the “Exhibit Index” of the Original Filing. The attached list of exhibits in the “Exhibit Index” sets forth the additional exhibits required to be filed with this Amendment No. 1 and is incorporated herein by reference in response to this item.

EXHIBIT INDEX

The following documents are filed as exhibits hereto:

		Reference		Filed or Furnished
		Form	Exhibit	Filing Date	Herewith
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				x
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				x
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				x
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				x
101.INS	Inline XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				x
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				x
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				x
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				x

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

2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Allied Energy, Inc.

Date: April 17, 2026	By:	/s/ Adrian Capobianco
Adrian Capobianco
Chief Executive Officer (Principal Executive Officer)
Chief Financial Officer (Principal Financial and Principal Accounting Officer)

3