Form 10-Q
period 2026-03-31
Allied Energy, Inc.
filed 2026-05-15
CIK 1109262

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to __________

Commission File Number: 000-30053

ALLIED ENERGY, INC.
(Exact name of registrant as specified in its charter)

Florida	22-3084979
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

625 Broad Street

2nd Floor, Suite 240

Newark, New Jersey 07102

(Address of principal executive offices) (Zip Code)

(888) 458-2454

Registrant’s telephone number, including area code

104-360 College Street Suite #251

Toronto, ONT M5T 1S6 Canada

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act

Title of Each Class	Trading Symbol(s)	Name of each Exchange on which registered
N/A	N/A	N/A

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes      ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit). ☒ Yes      ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Non-accelerated Filer	☒
Accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes      ☒ No

The number of shares outstanding of each of the issuer’s classes of common equity as of May 13, 2026, was 20,194,429,021 shares of common stock.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Allied Energy, Inc.

Allied Energy, Inc. and Subsidiaries

Consolidated Balance Sheets

As of March 31, 2026 and December 31, 2025

	March 31,	December 31,
	2026	2025
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$276,832	$298,503
Accounts receivable, net	983,538	1,175,341
Due from related parties	7,814	–
Other current receivables and prepayments	13,400	–
Total Current Assets	1,281,584	1,473,844
Non-Current Assets
Intangible assets, net	99,574	108,079
Total Non-Current Assets	99,574	108,079
Total Assets	$1,381,158	$1,581,923

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$66,341	$54,991
Accounts payable-related party	1,215	–
Due to related parties	43,515	352,984
Taxes payable	114,984	54,881
Total Current Liabilities	226,055	462,856

Non-Current Liabilities	–	–

Total Liabilities	226,055	462,856

Commitments and Contingencies	–	–

Shareholders’ Equity
Series B Preferred stock, par value $0.001 per share; 118,000,000 shares authorized; 0 shares issued and outstanding at March 31, 2026 and December 31, 2025	–	–
Common Stock, par value $0.001 per share; 40,000,000,000 shares authorized; 20,194,429,021 shares issued and outstanding at March 31, 2026 and December 31, 2025	20,194,429	20,194,429
Additional paid-in capital	(16,668,801)	(16,668,801)
Accumulated loss	(2,354,530)	(2,405,184)
Accumulated other comprehensive loss	(15,995)	(1,377)
Total Shareholders’ Equity	1,155,103	1,119,067
Total Liabilities and Shareholders’ Equity	$1,381,158	$1,581,923

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Allied Energy, Inc. and Subsidiaries

Consolidated Statements of Income and Comprehensive Income

For the Three months ended March 31, 2026 and 2025

(Unaudited)

	Three months ended
	March 31,	March 31,
	2026	2025
Revenues, net	$537,519	$2,820
Cost of sales	131,586	24,823
Gross Margin	405,933	(22,003)

Operating expenses:
General and administrative expenses	303,858	155,645
Total operating expenses	303,858	155,645

Income (loss) from operations	102,075	(177,648)

Other income (expenses):
Interest income	7	1,406
Other income, net	191	–
Interest expense	(39)	–
Total other (expenses) income	159	1,406

Income (loss) before income tax	102,234	(176,242)
Income tax expense	51,580	–
Net income (loss)	$50,654	$(176,242)

Weighted average shares outstanding
Basic and diluted	20,194,429,021	15,448,357,468

Earnings (loss) per share
Basic and diluted	$–	$–

Comprehensive income (loss):
Net income (loss)	$50,654	$(176,242)
Other comprehensive income (loss):
Foreign currency translation adjustment	(14,618)	(2,167)
Total comprehensive income (loss)	$36,036	$(178,409)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Allied Energy, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

For the Three months ended March 31, 2026 and 2025

(Unaudited)

								Accumulated
	Series B Preferred Stock		Common Stock		Additional	Shares		Other
	Number of		Number of		Paid-in	Subscription	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Receivables	Loss	Income	Total
Balance at December 31, 2024	117,318,448	$117,318	2,596,661,821	$2,596,662	$811,648	$–	$(3,464,472)	$(23,905)	$37,251
Preferred Shares converted to Common Shares	(117,318,448)	(117,318)	17,597,767,200	17,597,767	(17,480,449)	–	–	–	–
Net income	–	–	–	–	–	–	(176,242)	–	(176,242)
Foreign currency translation adjustment	–	–	–	–	–	–	–	(2,167)	(2,167)
Balance at March 31, 2025	–	$–	20,194,429,021	$20,194,429	$(16,668,801)	$–	$(3,640,714)	$(26,072)	$(141,158)

Balance at December 31, 2025	–	$–	20,194,429,021	$20,194,429	$(16,668,801)	$–	$(2,405,184)	$(1,377)	$1,119,067
Net income	–	–	–	–	–	–	50,654	–	50,654
Foreign currency translation adjustment	–	–	–	–	–	–	–	(14,618)	(14,618)
Balance at March 31, 2026	–	$–	20,194,429,021	$20,194,429	$(16,668,801)	$–	$(2,354,530)	$(15,995)	$1,155,103

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Allied Energy, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Three months ended March 31, 2026 and 2025

(Unaudited)

	Three months ended
	March 31,	March 31,
	2026	2025
Cash flows from operating activities
Net income (loss)	$50,654	$(176,242)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization expense	6,754	6,455
Shares issued for services or compensation
Changes in assets and liabilities
Decrease in accounts receivable	179,973	11,812
(Increase) decrease in other current receivables and prepayments	(13,400)	13,938
Decrease in other receivables - related party	(7,814)	–
Increase in accounts payable and accrued expenses	12,144	–
Decrease in bank overdraft	–	(16,158)
Increase in accounts payable - related party	1,236	–
(Decrease) increase in accrued liabilities - related party	(17)	4,661
Increase (decrease) in taxes payable	61,216	(7,415)
Net cash provided by (used in) operating activities	290,746	(162,949)

Cash flows from financing activities
(Repayment to) proceeds from related party advances	(309,326)	76,624
Net cash (used in) provided by financing activities	(309,326)	76,624

Net (decrease) increase of cash and cash equivalents	(18,580)	(86,325)
Effect of foreign currency translation on cash and cash equivalents	(3,091)	454
Cash and cash equivalents – beginning	298,503	291,385
Cash and cash equivalents – ending	$276,832	$205,514

Supplementary cash flow information:
Interest paid	$–	$–
Income tax paid	$5,164	$–

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Allied Energy Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of and for the three months ended March 31, 2026 and 2025

(Unaudited)

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

In the opinion of management, the unaudited interim condensed financial statements reflect all adjustments of a normal recurring nature that are necessary for a fair presentation of the results for the interim periods presented. However, the results of operations included in such financial statements may not necessary be indicative of annual results.

The Company uses the same accounting policies in preparing quarterly and annual financial statements. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 filed with the Securities and Exchange Commission (“SEC”).

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

During the three months ended March 31, 2026, the Company generated net income of $50,654 and improved its financial position. As of March 31, 2026, the Company had an accumulated deficit of $2,354,530 and positive working capital of $1,055,529.

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

Cash and cash equivalents consisted of the following:

	March 31, 2026	December 31, 2025
Cash at banks	$276,662	$262,039
Money market mutual funds	170	36,464
Total	$276,832	$298,503

Accounts receivable, net

The Company records accounts receivable at net realizable value, consisting of the carrying amount less an allowance for credit losses. An estimate for the allowance for credit losses is discussed below in “Credit Losses on Financial Instruments.” Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote, which is generally when accounts are more than one year past due. As of March 31, 2026 and December 31, 2025, no allowance for estimated credit losses are recorded.

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Account balances measured at fair value on a recurring basis include the following as of the dates presented:

	March 31, 2026			December 31, 2025
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$170	$–	$–	$36,464	$–	$–

As of as of March 31, 2026 and December 31, 2025, the Company’s cash and cash equivalents totaled $276,832 and $298,503, respectively, consisting of cash at banks of $276,662 and $262,039, which are carried at cost and approximate fair value, and money market mutual funds of $170 and $36,464, which are classified as Level 1 financial instruments. The fair value of the Company’s money market funds approximated amortized cost and, as such, there were no unrealized gains or losses as of March 31, 2026 and December 31, 2025, respectively.

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

The CODM allocates resources and assesses the performance of the Company’s single segment based on consolidated net income (loss). All significant segment expenses that are regularly provided to the CODM and included in the assessment of segment performance are presented on the face of the consolidated statements of operations and comprehensive income (loss).

Comprehensive income

The Company accounts for comprehensive income in accordance with ASC 220, Comprehensive Income. Comprehensive income (loss) for the periods presented consists of net income (loss)   and foreign currency translation adjustments and is reported in the accompanying consolidated statements of comprehensive income. The cumulative balance of such items is presented in stockholders’ equity.

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

Potentially dilutive common share equivalents consist of Series B Preferred Stock, each share of which is convertible into 150 shares of common stock. During the three months ended March 31, 2025, all outstanding shares of Series B Preferred Stock were converted into common stock; therefore, there were no potentially dilutive share outstanding.

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

As of March 31, 2026 and December 31, 2025, there were no contingent liabilities relating to litigations against the Company.

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

NOTE 4 – ACCOUNTS RECEIVABLES, NET

Accounts receivables, net consist of the following:

	March 31, 2026	December 31, 2025
Accounts receivable	$983,538	$1,175,341
Allowance for credit losses	–	–
Total, net	$983,538	$1,175,341

For the three months ended March 31, 2026 and 2025, no allowance for credit losses expense was recognized against its accounts receivable, respectively.

NOTE 5 – INTANGIBLE ASSET, NET

Intangible asset, net consist of the following:

	March 31, 2026	December 31, 2025
At Cost:
Software	$132,765	$135,099
Total cost	132,765	135,099
Less: Accumulated amortization	(33,191)	(27,020)
Total, net	$99,574	$108,079

Amortization expense for the three months ended March 31, 2026 and 2025 was $6,754 and $6,455, respectively. No impairment losses were recognized during the three months ended March 31, 2026 and 2025.

The amortization expenses for the succeeding five years as follows:

For the year ending December 31,
2026 (9 months remaining)	$19,915
2027	26,553
2028	26,553
2029	26,553
2030	–
Total	$99,574

NOTE 6 – RELATED PARTY TRANSACTIONS

Due to related parties consist of the following:

	March 31, 2026	December 31, 2025
Interest on related party loan	$6,271	$6,381
Shareholder loan	–	250,245
Advances for future issuance of shares	–	7,293
Advances for operating expenses	37,244	89,065
Total, net	$43,515	$352,984

Advances from related parties

As of March 31, 2026 and December 31, 2025, the Company owed $37,244 and $89,065 to certain shareholders, officers, and directors of BILI Inc. (“BILI”), respectively. These balances represent advances made by these related parties to fund the Company’s operating expenses. The balances owed to shareholders of $nil and $7,293 were received as a subscription for future issuance of shares. These amounts are non-interest bearing, due on demand, and have no specified repayment schedule.

Shareholder loan payable

As of March 31, 2026 and December 31, 2025, a shareholder of BILI Inc. (“BILI”) was owed $nil and $250,245, respectively. The loan bears interest at 12% per annum, and matured on December 31, 2025. The obligations under this agreement are supported in part by designated trade receivables generated from specific commercial influencer and brand campaigns. The Company maintains the flexibility to manage this collateral pool by replacing the referenced contracts with materially similar or larger commercial agreements that may be executed during the term of the borrowing, provided notice is given to the shareholder. The outstanding principal was repaid during the three months ended March 31, 2026.

Interest expense on shareholder loans payable was $39 and $nil for the three months ended March 31, 2026 and 2025, respectively.

Interest payable on shareholder loans payable was $6,271 and $6,381 as of March 31, 2026 and December 31, 2025, respectively.

Due from related parties consist of the following:

	March 31, 2026	December 31, 2025
Advances to cover operating expenses	$7,814	$–
Total, net	$7,814	$–

Advances to related parties

As of March 31, 2026, and December 31, 2025, the Company had advanced $7,814 and $nil, respectively, to certain shareholders, officers, and directors of BILI Inc. (“BILI”). These advances were provided to cover operational expenses on behalf of the Company.

NOTE 7 – EQUITY

Common stock

The Company is authorized to issue 40,000,000,000 shares of common stock, par value $0.001 per share. The Company has 20,194,429,021 shares of common stock issued and outstanding as of March 31, 2026 and December 31, 2025, respectively.

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

As of March 31, 2026 and December 31, 2025, the Company had no shares of Series B Preferred Stock issued and outstanding respectively.

NOTE 8 – INCOME TAXES

The U.S. and non-U.S. components of loss before income taxes were as follows:

	Three months ended March 31,
	2026	2025
United States	$245,617	$(5,000)
Canada	(143,383)	(171,242)
Income (Loss) before income taxes	$102,234	$(176,242)

The Company recorded income tax expense of $51,580 and $nil for the three months ended March 31, 2026 and 2025, respectively.

United States

The Company is subject to US federal corporate income tax rate of 21%.

At March 31, 2026, the Company had approximately $10,000 of U.S. federal net operating losses available to offset future taxable income. These net operating losses may be carried forward indefinitely and are subject to an annual limitation of 80% of taxable income.

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

Canada

The Company’s Canadian subsidiaries are subject to a combined federal and provincial statutory income tax rate of 26.5% for the three months ended March 31, 2026 and the year ended December 31, 2025.

At March 31, 2026, the Canadian subsidiaries had approximately $143,000 of net operating losses (“NOLs”) available to offset future taxable income. These NOLs may be carried forward for up to 20 years.

The components of deferred tax assets are summarized as follows:

	March 31, 2026	December 31, 2025
Deferred tax assets – U.S. NOLs	$2,100	$2,100
Deferred tax assets – Canadian NOLs	37,997	–
Gross deferred tax assets	40,097	2,100
Less: Valuation allowance	(40,097)	(2,100)
Deferred tax assets	$–	$–

The reconciliation of the U.S. federal statutory income tax rate to the Company’s effective tax rate is as follows:

	Three months ended March 31,
	2026		2025
U.S. federal statutory income tax rate	21.0%		21.0%
Foreign rate differential	(4.7%	)	5.3%
Tax on disallowed income	–%		–%
Valuation allowance	22.5%		(26.3%	)
Net operating loss applied	–%		–%
Effective income tax rate	38.8%		0.0%

A reconciliation of the income tax expense, net determined at U.S. federal statutory income tax rate to the Company’s actual income tax expense is as follows:

	Three months ended March 31,
	2026	2025
Income (loss) before income tax expense	$102,234	$(176,242)
Statutory income tax rate	21.0%	21.0%
Income tax expense (benefit) at statutory rate	21,469	(37,011)
Foreign tax differential	(7,886)	(9,418)
Change in valuation allowance	37,997	46,429
Net operating loss applied	–	–
Income tax expenses	$51,580	$–

NOTE 9 – SEGMENT REPORTING

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

The Company operates in a single reportable segment managed by its Chief Executive Officer, who serves as the Chief Operating Decision Maker (“CODM”). The segment information, including significant segment expenses, regularly reviewed by the CODM is as follows:

	Three months ended March 31,
	2026	2025
Total segment revenues, net	$537,519	$2,820
Significant Segment Expenses
Cost of sales	131,586	24,823
General and administrative expenses	303,858	155,645
Other Segment Items
Other income	159	1,406
Income tax expense	51,580	–
Total segment operating profit (loss)	$50,654	$(176,242)

	March 31, 2026	December 31, 2025
Total segment assets	$1,381,158	$1,581,923

As the Company operates in a single reportable segment, the segment totals for revenues, expenses, profit (loss), and assets are identical to the corresponding consolidated amounts reported in the Company’s financial statements.

NOTE 10 – RISKS AND UNCERTAINTIES

General Economic and Political Risks

The Company conducts a significant portion of its operations in Canada, which subjects it to various political, economic, and regulatory risks. These risks include, but are not limited to, general economic instability, changes in local tax laws, tariffs, trade policies, and fluctuations in foreign currency exchange rates. A material adverse change in the economic, regulatory, or political environment in Canada could negatively impact the Company’s financial condition and results of operations.

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

With respect to accounts receivable, the Company performs ongoing credit evaluations of its customers’ financial condition and generally does not require collateral.

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

NOTE 11 – COMMITMENTS AND CONTINGENCIES

As of March 31, 2026 and December 31, 2025, the Company had no material commitments or contingent liabilities.

NOTE 12 – SUBSEQUENT EVENTS

Management has evaluated subsequent events in accordance with ASC 855, Subsequent Events, through the date the financial statements were issued. Other than the foregoing, no material subsequent events identified that require recognition or disclosure as of May 15, 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion relates to the historical operations and financial statements of Allied Energy, Inc. for the three months ended March 31, 2026.

Forward-Looking Statements

The following Management’s Discussion and Analysis should be read in conjunction with our financial statements and the related notes thereto included elsewhere in this quarterly report. The Management’s Discussion and Analysis contain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” and the like, and/or future-tense or conditional constructions (“will,” “may,” “could,” “should,” etc.), or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements in this quarterly report. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the heading “Risks Factors” in our various filings with the Securities and Exchange Commission. We do not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this quarterly report.

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

Segment reporting

The Company accounts for segment reporting in accordance with ASC 280, Segment Reporting. Operating segments are identified based on the manner in which financial information is reviewed by the chief operating decision maker (“CODM”) for purposes of allocating resources and assessing performance. The Chief Executive Officer is the Company’s CODM.  The CODM monitors the expense components of the various products and services we offer, but operations are managed and financial performance is evaluated on a corporation-wide basis in comparison to a business plan which is developed each year. Accordingly, all operations are considered by management to be one operating segment and one reportable segment as contained in the Consolidated Statements of Operations to the consolidated financial statements.

The CODM allocates resources and assesses the performance of the Company’s single segment based on consolidated net income (loss). All significant segment expenses that are regularly provided to the CODM and included in the assessment of segment performance are presented on the face of the consolidated statements of operations and comprehensive income (loss).

Results of Operations for the Three Months Ended March 31, 2026 and 2025

The following table sets forth key components of our results of operations for the three months ended March 31, 2026 and 2025.

	Three Months Ended
	March 31,
	2026	2025	$ Changed	% Changed
Revenues, net	$537,519	$2,820	534,699	18960.96%
Cost of sales	131,586	24,823	106,763	430.10%
Gross Margin	405,933	(22,003)	427,936	(1944.90%	)
Gross Margin %	75.52%	(780.25% )
Operating expenses:
Selling, general and administrative	303,858	155,645	148,213	95.23%
Total operating expenses	303,858	155,645	148,213	95.23%
Total other (expenses) income	159	1,406	(1,247)	(88.69%	)
Income tax expenses (benefits)	51,580	–	51,580	100%
Net income (loss)	$50,654	$(176,242)	226,896	(128.74%	)

Revenues and cost of sales

We recorded revenues of $537,519 for the three months ended March 31, 2026, compared to $2,820 for the three months ended March 3, 2025. Cost of sales increased from $131,586 in 2025 to $24,823 in 2026 as the Company revenues increased. The gross margin percentage increased from (780.25)% for the three months ended March 31, 2025 to 75.52% for the three months ended March 31, 2026. Management attributes the improvement to greater adoption of the BILI Base™ platform and more managed campaigns under BILI Boost™ along with the introduction of BILI Boost™ AI-Enabled model.

Operating Expenses

We recorded operating expense of $303,858 for the three months ended March 31, 2026, compared to $155,645 for the three months ended March 31, 2025. The increase of operating expenses in 2026 was primarily attributable to payroll expenses and legal and professional expenses incurred for the expansion of our operations.

Other Income/Expenses

Other expense, net for the three months ended March 31, 2026 was $159 as compared to other income net of $1,406 for the three months ended March 31, 2026. The decrease in 2026 is the result of a decrease in interest income compared to 2025.

Net Income (Loss)

We recorded a net income of $50,654 for the three months ended March 31, 2026, compared to a net loss of $176,242 for the three months ended March 31, 2025. The shift from net loss to net income was primarily attributable to expansion of our business with the higher revenues generated and higher gross margin.

Liquidity and Capital Resources for the Three Months Ended March 31, 2026 and 2025

	March 31,	December 31,
	2026	2025	Change ($)
Current assets	$1,281,584	$1,473,844	$(192,260)
Current liabilities	226,055	462,856	(236,801)
Working capital (deficit)	$1,055,529	$1,010,988	$44,541

As of March 31, 2026, our cash and cash equivalents were $276,832. We believe that our existing cash and cash equivalents, along with cash generated from operations, will be adequate to meet our requirements for the next 12 months and for the foreseeable future, including working capital needs and capital expenditures, and debt obligations. However, in order to pursue future growth opportunities, we may seek additional funding through equity or debt financing. Our financing objective is to maintain financial flexibility to meet the technological infrastructure and personnel needs to support our platform, and pursue our expansion and diversification objectives.

As of March 31, 2026, we had total current assets of $1,281,584 and total current liabilities of $226,055, resulting in working capital of $1,055,529 as of March 31, 2026. As of December 31, 2025, we had total current assets of $1,473,844 and total current liabilities of $462,856, resulting in working capital of $1,010,988 as of December 31, 2025. The increase in working capital was primarily driven by a significant increase in accounts receivable resulting from revenue growth during the year.

	Three Months Ended
	March 31,
	2026	2025	$ Changed
Net cash provided by (used in) operating activities	$290,746	$(162,949)	$453,695
Net cash used in investing activities	–	–	–
Net cash (used in) provided by financing activities	$(309,326)	$76,624	$(385,950)

 Net cash provided by operating activities was $290,746 for the three months ended March 31, 2026, as compared with net cash used in operating activities of $162,949 for the three months ended March 31, 2025. Our operating cash flow improved primarily due to achieving net profit three months ended March 31, 2026, as compared to our net losses in 2025. The net cash provided by operating activities resulted mainly from net profit generated from our business along with our accounts receivable decreased $179,973 for three months ended March 31, 2026, as compared to a net loss for the three months ended in 2025.

We recorded net cash used in financing activities of $309,326 three months ended March 31, 2026, compared to net cash provided by financing activities of $76,624 three months ended March 31, 2025. Cash outflows in 2026 consisted of net repayments of related party advances. Cash inflows in 2025 primarily consisted of net proceeds from related party advances.

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

Income Taxes and Valuation Allowance

We use the asset and liability method to account for income taxes. A critical estimate within this process is the determination of whether a valuation allowance is required to reduce our deferred tax assets to the amount that is “more-likely-than-not” to be realized.

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

Plan of Operation and Funding

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

Existing working capital, further advances, together with anticipated capital raises are expected to be adequate to fund our operations over the next twelve months, but there is no guarantee that we will be successful in raising enough capital, or that we will receive the cash flow required to fund our operations. We have no lines of credit with banking institutions or other bank financing arrangements. Generally, we have financed operations to date through operations and loans from shareholders.

Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences, or privileges senior to our common stock. Additional financing may not be available on acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to continue our operations.

Material Commitments

As of the date of this quarterly report, we have no commitments and contingencies, please see Note 11 - Commitments and Contingencies.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment during the next twelve months.

Off-Balance Sheet Arrangements

As of the date of this quarterly report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive and principal financial officers concluded as of March 31, 2026, that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal controls over financial reporting discussed immediately below.

Our internal controls are not effective for the following reasons: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the March 31, 2026 and communicated the matters to our management.

(b) Management’s Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is a process designed by, or under the supervision of, our CEO and CFO, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (GAAP). Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and disposition of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP and that receipts and expenditures of the Company are being made only in accordance with authorization of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2026. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 Internal Control-Integrated Framework. Based on its evaluation, management has concluded that the Company’s internal control over financial reporting was not effective as of March 31, 2026.

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

c) Changes in Internal Control over Financial Reporting

There were no changes which were identified in connection with our management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that materially affected, or is reasonably likely to have a materially affect, on our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time the Company may be named in claims arising in the ordinary course of business. Currently, we are not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this quarterly report, no director, officer, or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. We are not aware of any other legal proceedings pending or that have been threatened against us or our property that, in the opinion of the management, could reasonably be expected to have a material adverse effect on its business and financial condition.

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2026, the Company did not sell any unregistered securities.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not Applicable.

Item 5. Other Information

During the period ended March 31, 2026, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibits:

		Reference		Filed or Furnished
		Form	Exhibit	Filing Date	Herewith
3.1	Certificate of Domestication, dated July 17, 2006	10-12G	3.1	10/31/2025
3.2	Bylaws	10-12G	3.2	10/31/2025
3.3	Articles of Amendment to Articles of Incorporation, dated July 31, 2006	10-12G	3.3	10/31/2025
3.4	Articles of Amendment to Articles of Incorporation, dated December 21, 2007	10-12G	3.4	10/31/2025
3.5	Certificate of Designation of Preferences, Rights and Limitations of Series A Preferred Stock, dated February 9, 2012	10-12G	3.5	10/31/2025
3.6	Articles of Amendment to Articles of Incorporation, dated October 2, 2019	10-12G	3.6	10/31/2025
3.7	Articles of Amendment to Articles of Incorporation, dated March 22, 2021	10-12G	3.7	10/31/2025
3.8	Articles of Amendment to Articles of Incorporation, dated April 26, 2021	10-12G	3.8	10/31/2025
3.9	Articles of Amendment to Articles of Incorporation, dated May 9, 2022	10-12G	3.9	10/31/2025
3.10	Articles of Amendment to Articles of Incorporation and Certificate of Designation of Preferences, Rights and Limitations of Series B Preferred Stock, filed October 22, 2024	10-12G	3.10	10/31/2025
10.1	Equity Exchange Agreement between Metamexx Corp. and BILI Inc. dated October 16, 2024	10-12G	10.1	10/31/2025
10.2 †	Employment Agreement of Adrian Capobianco, dated December 1, 2024	10-12G	10.2	10/31/2025
21.1	Subsidiaries of Registrant	10-K	21.1	04/15/2026
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				x
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				x
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				x
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				x
101.INS	Inline XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				x
101.SCH	Inline XBRL Taxonomy Extension Schema Document				x
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				x
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				x
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				x
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				x

†	Management compensatory plan or contract.
*	The certifications attached as Exhibit 32.1 and Exhibit 32.2 are not deemed “filed” with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Allied Energy Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Allied Energy, Inc.

Date: May 15, 2026	By:	/s/ Adrian Capobianco
Adrian Capobianco
Chief Executive Officer (Principal Executive Officer)
Chief Financial Officer (Principal Financial and Principal Accounting Officer)

