Form 10-Q
period 2026-06-30
BILI Social International, Inc.
filed 2026-08-14
CIK 1109262

+Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to __________

Commission File Number: 000-30053

BILI Social International, Inc.
(Exact name of registrant as specified in its charter)

Florida	22-3084979
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

625 Broad Street

2nd Floor, Suite 240

Newark, New Jersey 07102

(Address of principal executive offices) (Zip Code)

1-888-458-2454

Registrant’s telephone number, including area code

Allied Energy, Inc.

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

The number of shares outstanding of each of the issuer’s classes of common equity as of August 14, 2026, was 40,388,706 shares of common stock.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BILI Social International, Inc.

BILI Social International, Inc. and Subsidiaries

Formerly Allied Energy, Inc.

Consolidated Balance Sheets

As of June 30, 2026 and December 31, 2025

	June 30,	December 31,
	2026	2025
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$147,678	$298,503
Accounts receivable, net	1,450,751	1,175,341
Due from related parties	7,613	–
Total Current Assets	1,606,042	1,473,844
Non-Current Assets
Intangible assets, net	91,287	108,079
Total Non-Current Assets	91,287	108,079
Total Assets	$1,697,329	$1,581,923

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$185,116	$54,991
Accounts payable-related party	1,193	–
Other payables	43,752	–
Due to related parties	43,838	352,984
Taxes payable	118,709	54,881
Total Current Liabilities	392,608	462,856

Non-Current Liabilities	–	–

Total Liabilities	392,608	462,856

Commitments and Contingencies	–	–

Shareholders’ Equity
Series B Preferred stock, par value $0.001 per share; 118,000,000 shares authorized; 0 shares issued and outstanding at June 30, 2026 and December 31, 2025	–	–
Common Stock, par value $0.001 per share; 40,000,000,000 shares authorized; 40,388,706 shares issued and outstanding at June 30, 2026 and December 31, 2025	40,389	40,389
Additional paid-in capital	3,485,239	3,485,239
Accumulated loss	(2,186,969)	(2,405,184)
Accumulated other comprehensive loss	(33,938)	(1,377)
Total Shareholders’ Equity	1,304,721	1,119,067
Total Liabilities and Shareholders’ Equity	$1,697,329	$1,581,923

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BILI Social International, Inc. and Subsidiaries

Formerly Allied Energy, Inc.

Consolidated Statements of Income and Comprehensive Income

For the Three and Six months ended June 30, 2026 and 2025

(Unaudited)

	Three months Ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2026	2025	2026	2025
Revenues, net	$730,686	$227,208	$1,268,205	$230,028
Cost of revenues	114,018	54,213	245,604	79,036
Gross margin	616,668	172,995	1,022,601	150,992

Operating expenses:
Selling, general and administrative expenses	434,369	138,738	738,227	294,383
Total operating expenses	434,369	138,738	738,227	294,383

Income (loss) from operations	182,299	34,257	284,374	(143,391)

Other income (expenses):
Interest income (expense)	743	(953)	711	453
Other income, net	–	198	191	198
Total other income (expenses)	743	(755)	902	651

Income (loss) before income tax	183,042	33,502	285,276	(142,740)
Income tax expense	15,481	–	67,061	–
Net income (loss)	$167,561	$33,502	$218,215	$(142,740)

Weighted average shares outstanding
Basic and diluted	40,388,706	40,378,706	40,388,706	35,711,912

Earnings (loss) per share
Basic and diluted	$0.0042	$0.0008	$0.0054	$(0.0040)

Comprehensive income (loss):
Net income (loss)	$167,561	$33,502	$218,215	$(142,740)
Other comprehensive income (loss):
Foreign currency translation adjustment	(17,943)	(6,768)	(32,561)	(8,935)
Total comprehensive income (loss)	$149,618	$26,734	$185,654	$(151,675)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BILI Social International, Inc. and Subsidiaries

Formerly Allied Energy, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

For the Six months ended June 30, 2026 and 2025

(Unaudited)

							Accumulated
	Series B Preferred Stock		Common Stock		Additional		Other
	Number of		Number of		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Loss	Income	Total
Balance at December 31, 2024	117,318,448	$117,318	5,193,304	$5,193	$3,403,117	$(3,464,472)	$(23,905)	$37,251
Preferred Shares converted to Common Shares	(117,318,448)	(117,318)	35,195,402	35,196	82,122	–	–	–
Net income	–	–	–	–	–	(176,242)	–	(176,242)
Foreign currency translation adjustment	–	–	–	–	–	–	(2,167)	(2,167)
Balance at March 31, 2025	–	–	40,388,706	40,389	3,485,239	(3,640,714)	(26,072)	(141,158)
Net income	–	–	–	–	–	33,502	–	33,502
Foreign currency translation adjustment	–	–	–	–	–	–	(6,768)	(6,768)
Balance at June 30, 2025	–	$–	40,388,706	$40,389	$3,485,239	$(3,607,212)	$(32,840)	$(114,424)

Balance at December 31, 2025	–	$–	40,388,706	$40,389	$3,485,239	$(2,405,184)	$(1,377)	$1,119,067
Net income	–	–	–	–	–	50,654	–	50,654
Foreign currency translation adjustment	–	–	–	–	–	–	(14,618)	(14,618)
Balance at March 31, 2026	–	–	40,388,706	40,389	3,485,239	(2,354,530)	(15,995)	1,155,103
Net income	–	–	–	–	–	167,561	–	167,561
Foreign currency translation adjustment	–	–	–	–	–	–	(17,943)	(17,943)
Balance at June 30, 2026	–	$–	40,388,706	$40,389	$3,485,239	$(2,186,969)	$(33,938)	$1,304,721

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BILI Social International, Inc. and Subsidiaries

Formerly Allied Energy, Inc.

Consolidated Statements of Cash Flows

For the Six months ended June 30, 2026 and 2025

(Unaudited)

	Six months ended
	June 30,	June 30,
	2026	2025
Cash flows from operating activities
Net income (loss)	$218,215	$(142,740)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization expense	13,447	13,058
Changes in assets and liabilities
Increase in accounts receivable	(307,050)	(127,622)
Increase in due from relates parties	(7,613)	–
Decrease in other current receivables and prepayments	–	2,088
Increase in accounts payable and accrued expenses	125,669	21,316
Increase (decrease) in bank overdraft	1,230	(16,109)
Increase in accrued liabilities - related party	–	21
Increase in taxes payable	66,174	–
Increase in accrued and other payables	45,098	–
Net cash provided by (used in) operating activities	155,170	(249,988)

Cash flows from financing activities
(Repayment to) proceeds from in related party advances	(301,307)	258,435
Net cash (used in) provided by financing activities	(301,307)	258,435

Net (decrease) increase of cash and cash equivalents	(146,137)	8,447
Effect of foreign currency translation on cash and cash equivalents	(4,688)	(8,935)
Cash and cash equivalents – beginning	298,503	291,385
Cash and cash equivalents – ending	$147,678	$290,897

Supplementary cash flow information:
Interest paid	$38	$–
Income tax paid	$5,097	$–

Non-cash financing and investing activities:
Conversion of Series B Preferred Stock to Common Stock	$–	$17,597,767

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BILI Social International, Inc. and Subsidiaries

Formerly Allied Energy, Inc.

Notes to Consolidated Financial Statements

As of and for the six months ended June 30, 2026 and 2025

(Unaudited)

NOTE 1 – ORGANIZATION AND BUSINESS

BILI Social International, Inc. (“BSCL or the “Company”) was incorporated under the laws of the State of Colorado in March 1998. Previously Technol Fuel Conditioners, Inc., the Company domesticated from Colorado to Florida in July 2006. On July 31, 2006, the Company changed its name to Allied Energy Group, Inc., and on December 21, 2007, the Company changed its name to Allied Energy, Inc. Effective June 5, 2026, the name of the Company was changed to Billi Social International, Inc.

BILI Inc. (“BILI”) was incorporated under the Canada Business Corporations Act on November 22, 2021.

On October 16, 2024, the Company entered into an Equity Exchange Agreement (the “Agreement”) with Metamexx Corp (“Metamexx”), a wholly owned subsidiary of BSCL, BILI, and the shareholders of BILI (the “BILI Shareholders”). Pursuant to the Agreement, the Company, through Metamexx, acquired up to 100% of the issued and outstanding shares of BILI in exchange for newly issued shares of the Company’s Series B Preferred Stock, par value $0.001 per share (“Series B Preferred Stock”). The Company issued an aggregate of 117,318,448 shares of Series B Preferred Stock to the BILI Shareholders as consideration.

The transaction was accounted for as a reverse acquisition under Accounting Standards Codification (“ASC”) 805, Business Combinations. For accounting purposes, BILI is considered the accounting acquirer and BSCL is considered the accounting acquiree. Accordingly, the historical financial statements of BILI are treated as the historical financial statements of the Company.

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

For the year ended 2025, all 117,318,448 shares of the Company’s Series B Preferred Stock were converted into common stock at a rate of 150 shares of common stock for each share of Series B Preferred Stock, resulting in the issuance of approximately 35,195,402 (post-reverse split) shares of common stock.

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

During the six months ended June 30, 2026, the Company generated net income of $218,215 and improved its financial position. As of June 30, 2026, the Company had an accumulated deficit of $2,186,969 and positive working capital of $1,213,434.

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

Cash and cash equivalents consisted of the following:

	June 30, 2026	December 31, 2025
Cash at banks	$81,739	$262,039
Money market mutual funds	65,939	36,464
Total	$147,678	$298,503

Accounts receivable, net

The Company records accounts receivable at net realizable value, consisting of the carrying amount less an allowance for credit losses. An estimate for the allowance for credit losses is discussed below in “Credit Losses on Financial Instruments.” Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote, which is generally when accounts are more than one year past due. As of June 30, 2026 and December 31, 2025, no allowance for estimated credit losses are recorded.

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Account balances measured at fair value on a recurring basis include the following as of the dates presented:

	June 30, 2026			December 31, 2025
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$65,939	$–	$–	$36,464	$–	$–

As of as of June 30, 2026 and December 31, 2025, the Company’s cash and cash equivalents totaled $147,678 and $298,503, respectively, consisting of cash at banks of $81,739 and $262,039, which are carried at cost and approximate fair value, and money market mutual funds of $65,939 and $36,464, which are classified as Level 1 financial instruments. The fair value of the Company’s money market funds approximated amortized cost and, as such, there were no unrealized gains or losses as of June 30, 2026 and December 31, 2025, respectively.

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

As of June 30, 2026 and December 31, 2025, there were no contingent liabilities relating to litigations against the Company.

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

NOTE 3 – ACCOUNTS RECEIVABLES, NET

Accounts receivables, net consist of the following:

	June 30, 2026	December 31, 2025
Accounts receivable	$1,450,751	$1,175,341
Allowance for credit losses	–	–
Total, net	$1,450,751	$1,175,341

For the six months ended June 30, 2026 and 2025, no allowance for credit losses expense was recognized against its accounts receivable, respectively.

NOTE 4 – INTANGIBLE ASSET, NET

Intangible asset, net consist of the following:

	June 30, 2026	December 31, 2025
At Cost:
Software	$130,410	$135,099
Total cost	130,410	135,099
Less: Accumulated amortization	(39,123)	(27,020)
Total, net	$91,287	$108,079

Amortization expense for the six months ended June 30, 2026 and 2025 was $13,447 and $13,058, respectively. No impairment losses were recognized during the six months ended June 30, 2026 and 2025.

The amortization expenses for the succeeding five years as follows:

For the year ending December 31,
2026 (6 months remaining)	$13,041
2027	26,082
2028	26,082
2029	26,082
2030	–
Total	$91,287

NOTE 5 – RELATED PARTY TRANSACTIONS

Related parties’ liabilities consist of the following:

	June 30, 2026	December 31, 2025
Accrued Interest on related party loan	$6,160	$6,381
Accounts payable	1,193	–
Shareholder loan	–	250,245
Advances for future issuance of shares	–	7,293
Advances for operating expenses	43,838	89,065
Total, net	$51,191	$352,984

Advances from related parties

As of June 30, 2026 and December 31, 2025, the Company owed $43,838 and $89,065 to certain shareholders, officers, and directors of BILI Inc. (“BILI”), respectively. These balances represent advances made by these related parties to fund the Company’s operating expenses. The balances owed to shareholders of $nil and $7,293 were received as a subscription for future issuance of shares. These amounts are non-interest bearing, due on demand, and have no specified repayment schedule.

Shareholder loan payable

As of June 30, 2026 and December 31, 2025, a shareholder of BILI Inc. (“BILI”) was owed $nil and $250,245, respectively. The loan bears interest at 12% per annum, and matured on December 31, 2025. The obligations under this agreement are supported in part by designated trade receivables generated from specific commercial influencer and brand campaigns. The Company maintains the flexibility to manage this collateral pool by replacing the referenced contracts with materially similar or larger commercial agreements that may be executed during the term of the borrowing, provided notice is given to the shareholder. The outstanding principal was repaid during the six months ended June 30, 2026.

Interest payable on shareholder loans payable was $6,160 and $6,381 as of June 30, 2026 and December 31, 2025, respectively.

Due from related parties consist of the following:

	June 30, 2026	December 31, 2025
Advances to cover operating expenses	$7,613	$–
Total, net	$7,613	$–

Advances to related parties

As of June 30, 2026, and December 31, 2025, the Company had advanced $7,613 and $nil, respectively, to certain shareholders, officers, and directors of BILI Inc. (“BILI”). These advances were provided to cover operational expenses on behalf of the Company.

NOTE 6 – EQUITY

Common stock

The Company is authorized to issue 40,000,000,000 shares of common stock, par value $0.001 per share. The Company has 40,388,706 shares of common stock issued and outstanding as of June 30, 2026 and December 31, 2025, respectively.

By written consent dated March 2, 2026, stockholders holding approximately 51.3% of the voting equity of the Company approved and ratified the following corporate actions (the “Actions”): (i) changing the name of the Company from “Allied Energy, Inc.” to “BILI Social International, Inc.” (the “Name Change”); and (ii) a reverse stock split of all of the issued and outstanding shares of Common Stock of the Company on a 1-for-500 basis, such that each issued and outstanding 500 shares of Common Stock shall become 1 share of Common Stock (the “Reverse Stock Split”). The Actions were approved by the Company’s board of directors by unanimous written consent on March 2, 2026.

The Name Change, a corresponding symbol change (the “Symbol Change”), and the Reverse Stock Split were processed and announced by FINRA on June 4, 2026, and was effective on June 5, 2026 (the “Effective Date”). The shares of Common Stock will begin trading on a post-split basis under the symbol “BSCL” on the Effective Date. In connection with the Reverse Stock Split, the CUSIP number for the Common Stock changed to 019153 204.

The Company shall pay cash (without interest) for a holder’s fractional share equal to the product of the closing sales price of our Common Stock as reported on the OTC Markets on the Effective Date multiplied by the fractional share that such holder would otherwise be entitled to receive.

All share and per-share information in these consolidated financial statements and related notes have been retroactively adjusted to reflect the Reverse Stock Split for all periods presented. Because the par value of the Common Stock was not changed in connection with the Reverse Stock Split, a reclassification has been made to reduce Common Stock and increase Additional Paid-in Capital to reflect the proportional reduction in the number of shares outstanding.

For the year ended December 31, 2024, prior to the reverse merger on October 16, 2024, BILI Inc. issued shares of common stock for total cash proceeds for the exercise of stock options and subscription receivables of $378,691. These shares were subsequently exchanged for shares of the Company in connection with the Equity Exchange Agreement.

For the year ended 2025, all 117,318,448 shares of the Company’s Series B Preferred Stock were converted into common stock at a rate of 0.3 (150 pre-split) shares of common stock for each share of Series B Preferred Stock, resulting in the issuance of 35,195,402 (17,597,767,200 pre-split) shares of common stock.

Preferred Stock

The Company is authorized to issue 120,000,000 shares of Preferred Stock and designated 118,000,000 shares as Series B Preferred Stock, par value $0.001 per share.

Series B Preferred Stock

Each share of Series B Preferred Stock is convertible into 0.3 shares of Common Stock, entitles the holder to vote together with Common Stockholders on an as-converted basis, and entitles the holder to receive dividends and other distributions, if declared, on a pari-passu basis with Common Stock.

On October 16, 2024, the Company issued an aggregate of 117,318,448 shares of Series B Preferred Stock to the BILI Shareholders as consideration pursuant to an Equity Exchange Agreement in connection with the acquisition of BILI Inc. The issuance of Series B Preferred Stock is accounted for as a recapitalization of the Company, with BILI Inc. deemed the accounting acquirer and BSCL the legal acquirer. Accordingly, the historical consolidated financial statements of BILI Inc. are treated as the continuing reporting entity, and the equity structure has been restated to reflect the recapitalization.

During 2025, all outstanding shares of Series B Preferred Stock were converted into common stock.

As of June 30, 2026 and December 31, 2025, the Company had no shares of Series B Preferred Stock issued and outstanding respectively.

NOTE 7 – INCOME TAXES

The U.S. and non-U.S. components of loss before income taxes were as follows:

	Six months ended June 30,
	2026	2025
United States	$248,549	$(5,000)
Canada	36,727	(137,740)
Income (Loss) before income taxes	$285,276	$(142,740)

The Company recorded income tax expense of $67,061 and $nil for the six months ended June 30, 2026 and 2025, respectively.

United States

The Company is subject to US federal corporate income tax rate of 21%.

At June 30, 2026, the Company had approximately $10,000 of U.S. federal net operating losses available to offset future taxable income. These net operating losses may be carried forward indefinitely and are subject to an annual limitation of 80% of taxable income.

In connection with the reverse acquisition completed on October 16, 2024, BSCL was determined to be the legal acquirer but the accounting acquiree under ASC 805-40, Reverse Acquisitions. For accounting purposes, the transaction is treated as a recapitalization of the accounting acquirer, whereby the net assets of the legal acquirer BSCL are stated at their historical carrying amounts, and no goodwill or intangible assets are recognized. The historical accumulated deficit of $12,360,713 of the legal acquirer was eliminated against Additional Paid-in Capital as part of this recapitalization, consistent with ASC 805-40-45-1, since the financial statements subsequent to the transaction represent a continuation of the accounting acquirer’s operations with a recapitalized capital structure.

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

Canada

The Company’s Canadian subsidiaries are subject to a combined federal and provincial statutory income tax rate of 26.5% for the six months ended June 30, 2026 and the year ended December 31, 2025.

At June 30, 2026, the Canadian subsidiaries had approximately $143,000 of net operating losses (“NOLs”) available to offset future taxable income. These NOLs may be carried forward for up to 20 years.

The components of deferred tax assets are summarized as follows:

	June 30, 2026	December 31, 2025
Deferred tax assets – U.S. NOLs	$2,100	$2,100
Deferred tax assets – Canadian NOLs	37,997	–
Gross deferred tax assets	40,097	2,100
Less: Valuation allowance	(40,097)	(2,100)
Deferred tax assets	$–	$–

The reconciliation of the U.S. federal statutory income tax rate to the Company’s effective tax rate is as follows:

	Six months ended June 30,
	2026		2025
U.S. federal statutory income tax rate	21.0%		21.0%
Foreign rate differential	(2.70%	)	(8.5%	)
Tax on disallowed income	–%		–%
Valuation allowance	5.21%		(12.5%	)
Net operating loss applied	–%		–%
Effective income tax rate	23.51%		0.0%

A reconciliation of the income tax expense, net determined at U.S. federal statutory income tax rate to the Company’s actual income tax expense is as follows:

	Six months ended June 30,
	2026	2025
Income (loss) before income tax expense	$285,276	$(142,740)
Statutory income tax rate	21.0%	21.0%
Income tax expense (benefit) at statutory rate	59,908	(29,975)
Foreign tax differential	(7,713)	28,925
Change in valuation allowance	14,866	1,050
Net operating loss applied	–	–
Income tax expenses	$67,061	$–

NOTE 8 – SEGMENT REPORTING

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

The Company operates in a single reportable segment managed by its Chief Executive Officer, who serves as the Chief Operating Decision Maker (“CODM”). The segment information, including significant segment expenses, regularly reviewed by the CODM is as follows:

	Six months ended June 30,
	2026	2025
Total segment revenues, net	$1,268,205	$230,028
Significant Segment Expenses
Cost of sales	245,604	79,036
Selling, general and administrative expenses	738,227	294,383
Other Segment Items
Other income	902	651
Income tax expense	67,061	–
Total segment operating profit (loss)	$218,215	$(142,740)

	June 30, 2026	December 31, 2025
Total segment assets	$1,697,329	$1,581,923

As the Company operates in a single reportable segment, the segment totals for revenues, expenses, profit (loss), and assets are identical to the corresponding consolidated amounts reported in the Company’s financial statements.

NOTE 9 – RISKS AND UNCERTAINTIES

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

NOTE 10 – COMMITMENTS AND CONTINGENCIES

As of June 30, 2026 and December 31, 2025, the Company had no material commitments or contingent liabilities.

NOTE 11 – SUBSEQUENT EVENTS

Management has evaluated subsequent events in accordance with ASC 855, Subsequent Events, through the date the financial statements were issued. Other than the foregoing, no material subsequent events identified that require recognition or disclosure as of August 14, 2026.

As reported on Form 8-K filed with the Commission on August 13, 2026, on August 7, 2026 the Company’s Board of Directors approved the termination of the designations, rights and preferences of the Series B Preferred Stock and filed Articles of Amendment to its Articles of Incorporation with the Secretary of State of the State of Florida to terminate the Series B Preferred Stock (the “Articles of Amendment”). Following the termination of the Series B Preferred Stock, the Company has authorized: 40,000,000,000 ($0.001 par value) common stock shares and 120,000,000 ($0.001 par value) preferred stock shares, of which the Board of Directors is authorized, to the fullest extent permitted by the Florida Business Corporation Act, including Section 607.0602, to provide for the issuance of preferred stock in one or more series and, by resolution duly adopted, to establish the designation of each series and to fix the number of shares constituting such series and the preferences, limitations, relative rights, and other terms of each series.

On August 13, 2026, the Company’s Board and stockholders holding approximately 55.729% of the outstanding voting equity of the Company approved by written consent an amendment to the Company’s Bylaws to decrease the number of shares needed to establish a quorum for meetings of stockholders to thirty-three-and-one-third percent (33 1/3%) of the outstanding voting securities of the Company. The Company plans to file its Schedule 14C with the Commission as soon as practicable. In accordance with Rule 14c-2 and Rule 14a-16 promulgated under the Exchange Act, the actions will become effective no sooner than the 40th calendar day after the Notice of Internet Availability of Information Statement with respect to the Election (the “Notice”) is first sent to our stockholders as of the Record Date, August 10, 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion relates to the historical operations and financial statements of BILI Social International, Inc. formerly Allied Energy, Inc. for the six months ended June 30, 2026.

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

Overview

BILI Social International, Inc. formerly Allied Energy, Inc. (“Allied,” the “Company,” “we,” or “us”) operates through its indirect wholly owned subsidiary Bili Inc. (“BILI”). BILI is wholly owned by Metamexx, the Company’s direct wholly owned subsidiary. On October 16, 2024, the Company completed a reverse acquisition transaction in which BILI became the accounting acquirer. Accordingly, the consolidated financial statements reflect the operations of BILI for all periods presented. The Company generates revenue primarily from transaction fees on product sales through BILI Base™ and fixed or premium service fees from managed creator campaigns offered through BILI Boost™, BILI Boost™ AI-Enabled and BILI Boost+™.

Name Change, Reverse Stock Split, Symbol Change

By written consent dated March 2, 2026, stockholders holding approximately 51.3% of the voting equity of the Company approved and ratified the following corporate actions (“Actions”): (i) changing the name of the Company to “BILI Social International, Inc.” (the “Name Change”); (ii) a reverse stock split of all of the issued and outstanding shares of Common Stock of the Company on a 1-for-500 basis, such that each issued and outstanding 500 shares of Common Stock became 1 share of Common Stock (“Reverse Stock Split”); and (iii) a symbol change to “BSCL” (“Symbol Change”). The Actions were approved by the Company’s board of directors by unanimous written consent on March 2, 2026. The Company paid cash (without interest) for fractional shares equal to the product of the closing sales price of our Common Stock as reported on the OTC Markets on the effective date multiplied by the fractional share that such holder would otherwise be entitled to receive. The Company filed an Amendment to the Articles of Incorporation (the “Amended Articles”) with the Secretary of State of the State of Florida on May 28, 2026 with respect to the Name Change and Symbol Change to become effective on the effective date as announced by the Financial Industry Regulatory Authority (“FINRA”). The Actions were declare defective at the open of market June 5, 2026 by FINRA. In connection with the Reverse Stock Split, the CUSIP number for the Common Stock changed to 019153 204.

Adoption of Committee Charters

On June 9, 2026, the Board adopted charters for a Compensation Committee, Audit Committee, and Nominating and Corporate Governance Committee of the Board.

Adoption of Insider Trading Policy and Code of Ethics

On June 9, 2026, the Board adopted a Code of Ethics, which establishes standards of ethical conduct applicable to the Company’s directors, officers, employees, and, where applicable, agents and representatives and an insider trading policy

Election of New Directors

On June 9, 2026, the Board approved an increase in the number of directorships of the Company from three to six, and appointed Robert Fotheringham, Zhenlong (Joe) Jiao and Henoc Muamba, as non-employee members of the Board to fill such vacancies. Messrs. Fotheringham, Jiao and Muamba are deemed to qualify as independent under the director independence standards set forth in the rules and regulations of the SEC and applicable Nasdaq listing standards.

Each of Messrs. Fotheringham, Jiao and Muamba will serve in the Company’s Audit Committee, Compensation Committee and Nominating and Governance Committee. The Chair of the Audit Committee will be Mr. Fotheringham, the Chair of the Compensation Committee will be Mr. Fotheringham, and the Chair of the Nominating and Corporate Governance Committee will be Mr. Jiao. Further information regarding committee assignments is incorporated herein by reference to the Company’s Form 8-K filed with the Commission on June 11, 2026.

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

Results of Operations for the Three and Six months ended June 30, 2026 and 2025

The following table sets forth key components of our results of operations for the three and six months ended June 30, 2026 and 2025.

	Three months ended
	June 30,
	2026	2025	$ Changed	% Changed
Revenues, net	$730,686	$227,208	503,478	221.6%
Cost of sales	114,018	54,213	59,805	110.3%
Gross Margin	616,668	172,995	443,673	256.5%
Gross Margin %	84.40%	76.14%
Operating expenses:
Selling, general and administrative	434,369	138,738	295,631	213.1%
Total operating expenses	434,369	138,738	295,631	213.1%
Total other (expenses) income	743	(755)	1,498	(198.4%	)
Income tax expenses (benefits)	15,481	–	15,481	100%
Net income (loss)	$167,561	$33,502	134,059	(400.2%	)

	Six months ended
	June 30,
	2026	2025	$ Changed	% Changed
Revenues, net	$1,268,205	$230,028	1,038,177	451.3%
Cost of sales	245,604	79,036	166,568	210.7%
Gross Margin	1,022,601	150,992	871,609	577.3%
Gross Margin %	80.63%	65.64%
Operating expenses:
Selling, general and administrative	738,227	294,383	443,844	150.8%
Total operating expenses	738,227	294,383	443,844	150.8%
Total other (expenses) income	902	651	251	38.6%
Income tax expenses (benefits)	67,061	–	67,061	100%
Net income (loss)	$218,215	$(142,740)	360,955	(252.9%	)

Revenues and cost of sales

We recorded revenues of $730,686 for the three months ended June 30, 2026, compared to $227,208 for the three months ended June 30, 2025. Cost of sales increased from $54,213 in 2025 to $114,018 in 2026 as the Company revenues increased. The gross margin percentage increased from 76.14% for the three months ended June 30, 2025 to 84.40% for the three months ended June 30, 2026.

We recorded revenues of $1,268,205 for the six months ended June 30, 2026, compared to $230,028 for the six months ended June 30, 2025. Cost of sales increased from $79,036 in 2025 to $245,604 in 2026 as the Company revenues increased. The gross margin percentage increased from 80.63% for the six months ended June 30, 2026 to 65.64% for the six months ended June 30, 2025.

Management attributes the improvement to greater adoption of the BILI Base™ platform and more managed campaigns under BILI Boost™ along with the introduction of BILI Boost™ AI-Enabled model.

Operating Expenses

We recorded operating expense of $434,369 for the three months ended June 30, 2026, compared to $138,738 for the three months ended June 30, 2025. The increase of operating expenses in 2026 was primarily attributable to payroll expenses and legal and professional expenses incurred for the expansion of our operations.

We recorded operating expense of $738,227 for the six months ended June 30, 2026, compared to $294,383 for the six months ended June 30, 2025. The increase of operating expenses in 2026 was primarily attributable to payroll expenses and legal and professional expenses incurred for the expansion of our operations.

Other Income/Expenses

Other income, net for the three months ended June 30, 2026 was $743 as compared to other expenses, net of $755 for the three months ended June 30, 2025. The shift from other expenses to other income is the result of increase in interest income.

Other income, net for the six months ended June 30, 2026 was $902 as compared to other income, net of $651 for the six months ended June 30, 2025. The increase is the result of an increase in interest income compared to 2025.

Net Income (Loss)

We recorded a net income of $167,561 for the three months ended June 30, 2026, compared to a net income of $33,502 for the three months ended June 30, 2025. The shift from net loss to net income was primarily attributable to expansion of our business with the higher revenues generated and higher gross margin.

We recorded a net income of $218,215 for the six months ended June 30, 2026, compared to a net loss of $142,740 for the six months ended June 30, 2025. The shift from net loss to net income was primarily attributable to expansion of our business with the higher revenues generated and higher gross margin

Liquidity and Capital Resources for the Six months ended June 30, 2026 and 2025

	June 30,	December 31,
	2026	2025	Change ($)
Current assets	$1,606,042	$1,473,844	$132,198
Current liabilities	392,608	462,856	(70,248)
Working capital (deficit)	$1,213,434	$1,010,988	$202,446

As of June 30, 2026, our cash and cash equivalents were $147,678. We believe that our existing cash and cash equivalents, along with cash generated from operations, will be adequate to meet our requirements for the next 12 months and for the foreseeable future, including working capital needs and capital expenditures, and debt obligations. However, in order to pursue future growth opportunities, we may seek additional funding through equity or debt financing. Our financing objective is to maintain financial flexibility to meet the technological infrastructure and personnel needs to support our platform, and pursue our expansion and diversification objectives.

As of June 30, 2026, we had total current assets of $1,606,042 and total current liabilities of $392,608, resulting in working capital of $1,213,434 as of June 30, 2026. As of December 31, 2025, we had total current assets of $1,473,844 and total current liabilities of $462,856, resulting in working capital of $1,010,988 as of December 31, 2025. The increase in working capital was primarily driven by a significant increase in accounts receivable resulting from revenue growth during the year.

	Six months ended
	June 30,
	2026	2025	$ Changed
Net cash provided by (used in) operating activities	$155,170	$(249,988)	$405,158
Net cash used in investing activities	–	–	–
Net cash (used in) provided by financing activities	$(301,307)	$258,435	$(559,742)

Net cash provided by operating activities was $155,170 for the six months ended June 30, 2026, as compared with net cash used in operating activities of $249,988 for the six months ended June 30, 2025. Our operating cash flow improved primarily due to achieving net profit six months ended June 30, 2026, as compared to our net losses in 2025. The net cash provided by operating activities resulted mainly from net income of $218,215 achieved during the current period, compared to a net loss in 2025. Operating cash inflows from net income, as well as an increase in accounts payable and accrued expenses of $125,669 and taxes payable of $66,174, were partially offset by a $307,050 increase in accounts receivable.

We recorded net cash used in financing activities of $301,307 six months ended June 30, 2026, compared to net cash provided by financing activities of $258,435 six months ended June 30, 2025. Cash outflows in 2026 consisted of net repayments of related party advances. Cash inflows in 2025 primarily consisted of net proceeds from related party advances.

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

Item 4. Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive and principal financial officers concluded as of June 30, 2026, that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal controls over financial reporting discussed immediately below.

Our internal controls are not effective for the following reasons: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the June 30, 2026 and communicated the matters to our management.

As part of its remediation efforts, as reported on Form 8-K filed with the Commission June 11, 2026, on June 9, 2026, the Board (i) appointed three new independent directors, and (ii) adopted charters for a Compensation Committee, Audit Committee, and Nominating and Corporate Governance Committee of the Board.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2026. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 Internal Control-Integrated Framework. Based on its evaluation, management has concluded that the Company’s internal control over financial reporting was not effective as of June 30, 2026.

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

c) Changes in Internal Control over Financial Reporting

There were no changes which were identified in the period ended June 30, 2026 in connection with our management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that materially affected, or is reasonably likely to have a materially affect, on our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2026, the Company did not sell any unregistered securities.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not Applicable.

Item 5. Other Information

During the period ended June 30, 2026, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibits:

		Reference		Filed or Furnished
		Form	Exhibit	Filing Date	Herewith
3.1	Certificate of Domestication, dated July 17, 2006	10-12G	3.1	10/31/2025
3.2	Bylaws	10-12G	3.2	10/31/2025
3.3	Articles of Amendment to Articles of Incorporation, dated July 31, 2006	10-12G	3.3	10/31/2025
3.4	Articles of Amendment to Articles of Incorporation, dated December 21, 2007	10-12G	3.4	10/31/2025
3.5	Certificate of Designation of Preferences, Rights and Limitations of Series A Preferred Stock, dated February 9, 2012	10-12G	3.5	10/31/2025
3.6	Articles of Amendment to Articles of Incorporation, dated October 2, 2019	10-12G	3.6	10/31/2025
3.7	Articles of Amendment to Articles of Incorporation, dated March 22, 2021	10-12G	3.7	10/31/2025
3.8	Articles of Amendment to Articles of Incorporation, dated April 26, 2021	10-12G	3.8	10/31/2025
3.9	Articles of Amendment to Articles of Incorporation, dated May 9, 2022	10-12G	3.9	10/31/2025
3.10	Articles of Amendment to Articles of Incorporation and Certificate of Designation of Preferences, Rights and Limitations of Series B Preferred Stock, filed October 22, 2024	10-12G	3.10	10/31/2025
3.11	Amended Articles filed with the Secretary of State of the State of Florida on May 28, 2026	8-K	3.1	06/04/2026
3.12	Form of Articles of Amendment to its Articles of Incorporation to withdraw Series B Preferred Stock designation, filed with the Secretary of State of the State of Florida on August 7, 2026	8-K	3.1	08/13/2026
10.1	Equity Exchange Agreement between Metamexx Corp. and BILI Inc. dated October 16, 2024	10-12G	10.1	10/31/2025
10.2 †	Employment Agreement of Adrian Capobianco, dated December 1, 2024	10-12G	10.2	10/31/2025
10.3	Form of Directors Agreement	8-K	10.1	06/11/2026
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				x
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				x
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				x
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				x
101.INS	Inline XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				x
101.SCH	Inline XBRL Taxonomy Extension Schema Document				x
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				x
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				x
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				x
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				x

†	Management compensatory plan or contract.
*	The certifications attached as Exhibit 32.1 and Exhibit 32.2 are not deemed “filed” with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of BILI Social International, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Allied Energy, Inc.

Date: August 14, 2026	By:	/s/ Adrian Capobianco
Adrian Capobianco
Chief Executive Officer (Principal Executive Officer)
Chief Financial Officer (Principal Financial and Principal Accounting Officer)

